Form 10-K
period 2022-12-31
KKR Infrastructure Conglomerate LLC
filed 2023-03-24
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to        .

Commission file number 000-56484
KKR Infrastructure Conglomerate LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0477563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 750-8300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Class S Shares
Class D Shares
Class U Shares
Class I Shares
Class R Shares
Class F Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒   No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 24, 2023, the registrant had 40 Class G Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•our future operating results;
•our business prospects and the prospects of the Infrastructure Assets we own and control;
•our ability to raise sufficient capital to execute our acquisition strategies;
•the ability of the Manager to source adequate acquisition opportunities to efficiently deploy capital;
•the ability of our Infrastructure Assets to achieve their objectives;
•our current and expected financing arrangements;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our Infrastructure Assets;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Manager or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we own and control Infrastructure Assets;
•our use of financial leverage;
•the ability of the Manager to identify, acquire and support our Infrastructure Assets;
•the ability of the Manager or its affiliates to attract and retain highly talented professionals;
•our ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises through which we own and control Infrastructure Assets.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and
•future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors”.

Risks Related to Our Infrastructure Assets and Industry Focus
•We face heightened risks unique to the nature of our Infrastructure Assets.
•Our Infrastructure Assets may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of Infrastructure Assets will be realized.
•The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under the control of the Company.
•Infrastructure Assets may experience supply chain disruptions that could adversely impact the Company’s business and financial condition.
•Our business, results of operations and financial condition may be adversely affected by volatility in commodity prices.
•Changes or innovations in technology could affect the profitability of an Infrastructure Asset that relies on existing technology.
•The effect of global climate change may impact our business.
•Force majeure events may adversely affect our assets.
•We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financings.
•The acquisition of Infrastructure Assets exposes the Company to a higher level of regulatory control than typically imposed on other businesses.
•Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our Infrastructure Assets create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.
•Compliance with environmental laws and regulations may result in substantial costs to the Company.
•We anticipate being subject to increasing focus by our investors, regulators and other stakeholders on ESG matters.
•We are subject to risks resulting from owning and controlling Infrastructure Assets outside of more developed economies.
•Geographical concentration of the Company’s Infrastructure Assets may make the assets more susceptible to changing conditions of particular geographic regions.

Risks Related to Our Structure
•We will depend on the Manager and KKR to achieve our business objectives.
•Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets.
•We will rely on the ability of the management teams of our Infrastructure Assets to implement any agreed-upon reorganization plans but cannot assure they will be able to do so in accordance with the Company’s expectations.
•Our Infrastructure Assets may rely on third-party managers or operators which may fail to perform their duties adequately.
•There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of management resources to KKR Vehicles and us, which could result in decisions that are not in the best interests of our shareholders.
•We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.
•If we are required to register as an investment company under the Investment Company Act, we would likely be treated as a publicly traded partnership that is subject to corporate income taxes.
•Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.
•The Board, KKR, the Manager, our officers and their respective affiliates and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

•We have certain reporting obligations not applicable to private companies. We need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.
•We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.
•We could become subject to the Employee Retirement Income Security Act of 1974, as amended, and potential Controlled Group Liability.
•Failure to comply with Data Protection and Privacy Laws could lead to significant fines, sanctions and penalties.
•Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Risks Related to an Investment in Our Shares
•There is no market for the Shares and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases.
•We may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations.
•The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.
•Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.
•Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
•We are a new company and have a limited operating history.
•Due to the nature of Infrastructure Assets, shareholders will have limited liquidity and may not receive a full return of their invested capital if they elect to have their shares repurchased by the Company.
•There is no public trading market for Shares of the Company; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.
•A shareholder’s ability to have its shares repurchased by us is limited.
•Economic events that may cause our shareholders to request that we repurchase their shares in connection with a tender offer by us may materially and adversely affect our cash flows, our results of operations and financial condition.
•The Company may require a Shareholder to have their shares repurchased at any time in its sole discretion.
•Holders of Class R Shares and Class U Shares may have their shares automatically converted to Class I Shares or Class S Shares, respectively.
•Payment of the Management Fee or Performance Participation Allocation in Shares will dilute a Shareholder’s interest in the Company.
•Shareholders holding Shares through accounts regulated by ERISA, such as individual retirement accounts (IRAs) and 401(k) plans, may be subject to additional regulatory and tax risks.

Risks Related to Our Liquidity Portfolio
•We may hold corporate bonds.
•We may be subject to the risk of commercial mortgage backed securities (“CMBS”).
•We may be subject to residential mortgage-backed securities (“RMBS”) risk.
•Our holdings of pass-through certificates, securitization vehicles or other special purpose entities (collectively, “asset-backed securities”) may involve risks that differ from or are greater than risks associated with other types of instruments.
•Collateralized bond obligations, collateralized loan obligations and other collateralized debt obligations are subject to additional risk.

Risks Related to Taxation
•The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying operating subsidiaries, and we cannot assure our Shareholders that our Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.
•If the Company or the Operating Subsidiaries were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be adversely affected.

Part I.
Item 1.    Business
References herein to “KKR Infrastructure Conglomerate,” “Company,” “we,” “us,” or “our” refer to KKR Infrastructure Conglomerate LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
KKR Infrastructure Conglomerate LLC was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.
We are sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expect to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement to be entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. We have no operations as of December 31, 2022 other than matters relating to our organization.

We have been established by KKR to control and manage joint ventures (“Joint Ventures”) that, directly or indirectly, own majority stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in Infrastructure Assets. We anticipate acquiring, owning and controlling Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from future offerings of our securities, distributions from Infrastructure Assets, and opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form Joint Ventures by pooling capital with KKR Vehicles (defined below) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. We believe that a joint acquisition and management strategy between the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over Infrastructure Assets to deploy an operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation. We plan to own all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned operating subsidiaries, K-INFRA Holdings I LLC (“Holdings I”) or K-INFRA Holdings II LLC (and together with Holdings I, the “Operating Subsidiaries”). We expect to hold our Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships.

We expect that over the long-term Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”) in each case to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines.

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our second amended and restated limited liability company agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee (the “Audit Committee”).
As of December 31, 2022, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through December 31, 2022 was to prepare for our proposed fundraising through a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer five classes of Investor Shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the KKR Shares (defined below), the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
As of December 31, 2022, the Company had neither purchased nor contracted to purchase any Infrastructure Assets.

We operate our business in a manner permitting us to maintain an exclusion from registration under the Investment Company Act.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager, KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies) are collectively referred to herein as “KKR Vehicles”.

The Manager

We are managed by the Manager, a wholly owned subsidiary of KKR and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager will manage the Company pursuant to the terms of the Management Agreement and support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of our Shares (the “Shareholders”). KKR is a leading global investment firm that manages multiple alternative asset classes, including real assets (comprised of infrastructure, energy and real estate), private equity, and credit & liquid strategies. As of December 31, 2022, KKR had aggregate assets under management of approximately $504 billion.

In 2008, KKR established a dedicated infrastructure team and strategy focused on infrastructure investment opportunities located in member countries of the Organisation For Economic Co-operation and Development (“OECD”). KKR has dedicated considerable time and resources to building an infrastructure platform comprising a team of investment professionals and operating executives dedicated to infrastructure (the “KKR Infrastructure Team”), which reflects KKR’s deep, long-term commitment to the infrastructure asset class. The KKR Infrastructure Team, led by Raj Agrawal, has dedicated investment professionals located in offices around the world.

KKR has been one of the more active infrastructure investors globally and, as of December 31, 2022, manages over $50 billion in infrastructure assets through KKR Global Infrastructure Investors II L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund II”), KKR Global Infrastructure Investors III L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund III”), KKR Global Infrastructure Investors IV (USD) SCSp (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund IV” and together with KKR Global Infrastructure Investors L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund I”), Global Infrastructure Fund II and Global Infrastructure Fund III, the “Global Infrastructure Strategy”), KKR Asia Pacific Infrastructure Investors SCSp (together with its parallel vehicles and alternative vehicles, “Asia Pacific Infrastructure Fund I”), KKR Asia Pacific Infrastructure Investors II SCSp (together with its parallel vehicles and alternative vehicles, “Asia Pacific Infrastructure Fund II”), and KKR Diversified Core Infrastructure Fund (A) SCSp (together with its parallel vehicles and alternative vehicles, “Diversified Core Infrastructure Fund”).

The KKR Infrastructure Team has significant experience executing infrastructure and infrastructure-related transactions. KKR’s tenure and experience in infrastructure, as well as its deep relationships within individual regional markets, have enabled KKR to develop an extensive network of contacts and relationships that we view as a central component of KKR’s competitive advantage.

The Company and the Manager expect to enter the Management Agreement pursuant to which the Manager will be entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, KKR will also receive a performance participation allocation (the “Performance Participation Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Participation Allocation” for additional information. The Manager will delegate the portfolio management function for the Liquidity Portfolio to KKR Credit Advisors (US) LLC and KKR Credit Advisors (Ireland) Unlimited Company (the “Liquidity Managers”). The executive committee of the Company (the “Executive Committee”) will have the ability to determine the portion of our assets that will be managed by each Liquidity Manager, but is not expected to have investment-level discretion for the portion managed by each Liquidity Manager.

In consideration for its services, each Liquidity Manager will be entitled to receive a fee payable by the Manager (out of its Management Fee) in an amount to be agreed between the Manager and each Liquidity Manager from time to time.
Management Agreement

The Manager will provide management services to us pursuant to the Management Agreement. Under the terms of the
Management Agreement, the Manager is responsible for the following:

•originating and recommending opportunities to form Joint Ventures to acquire Infrastructure Assets, consistent with the business objectives and strategy of the Company;

•monitoring and evaluating our Infrastructure Assets;

•analyzing and investigating potential dispositions of Infrastructure Assets, including identification of potential acquirers and evaluations of offers made by such potential acquirers;

•structuring of Joint Ventures and acquisitions of Infrastructure Assets;

•identifying bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financial proposals;

•supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Infrastructure Asset;

•administrative services for which we will reimburse KKR;

•monitoring the performance of Infrastructure Assets and, where appropriate, providing advice regarding the management of Joint Ventures and Infrastructure Assets;

•arranging and coordinating the services of other professionals and consultants, including KKR personnel;

•making recommendations to the Company’s repurchase committee with respect to the Company’s tender offers; and

•providing us with such other services as the Board may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the Management Agreement.

The Manager’s services under the Management Agreement will not be exclusive, and the Manager will be free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Management Agreement is expected to continue indefinitely unless terminated as described below. We anticipate that the Management Agreement may be terminated upon the affirmative vote of all of our independent directors, based upon unsatisfactory performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole. We will need to provide the Manager 180 days’ written notice of any termination. Upon termination, the Manager will be paid a termination fee (the “Termination Fee”) equal to three times the sum of (i) the average annual Management Fee earned by the Manager and (ii) the average annual Performance Participation Allocation received by KKR during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination of the Management Agreement.

We expect that the Manager may terminate the Management Agreement if we become required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a Termination Fee. The Manager may also terminate the Management Agreement by providing us with 180 days’ written notice, in which case we would not be required to pay a Termination Fee. In addition, if we default in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues for a period of 30 days after written notice to us requesting that the default be remedied within that period, the Manager may terminate the Management Agreement upon 60 days’ written notice, and we would be required to pay a Termination Fee.

In addition, if our Management Agreement is terminated, we expect that the Management Agreement will obligate us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. We also expect that the Management Agreement will require us to redeem any Class E Shares, Class F Shares, Class G Shares or Class H Shares (collectively, the “KKR Shares”) if the Management Agreement is terminated, which could require us to liquidate Infrastructure Assets at unfavorable times or prices, which may adversely affect an investment in our Shares.
Acquisition Strategies
We seek to generate attractive risk-adjusted returns consisting of both current income and capital appreciation by focusing on Joint Ventures and Infrastructure Assets. Our business strategy is to control and manage Joint Ventures that hold Infrastructure Assets for the long term. We may exit Infrastructure Assets opportunistically, and in such cases will seek to redeploy capital into and/or to manage securities, properties and other assets as our business develops.
We believe the infrastructure market has matured sufficiently to present attractive opportunities across multiple sectors, geographies and asset types as well as risk profiles. We expect to manage and control Infrastructure Assets across a number of different infrastructure sectors, geographies and asset types. Potential target sectors include, but are not limited to:

•Asset leasing

•Digital infrastructure

•Energy transition

•Energy value chain

•Industrial de-carbonization

•Infrastructure services

•Public-private-partnerships

•Social infrastructure

•Telecommunication

•Transportation

•Utilities

•Waste

•Other infrastructure assets and services

We also expect to control and manage Infrastructure Assets across asset risk profiles. In particular, we plan to acquire existing companies, businesses, hard assets, properties and other assets, and may also pursue new companies, businesses and development projects. We expect that, over time, the diversification and asymmetric risks of Infrastructure Assets across a portfolio of asset types will reduce our overall risk profile.

Borrowing Policies
We may use financial leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by the Company or its subsidiaries), such as revolving credit facilities, and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity level).
Asset level debt may be incurred by Infrastructure Assets or by Joint Ventures entered into by one of our operating entities and secured by Infrastructure Assets owned by such operating entities. If an operating entity or Joint Venture were to default on an asset-level loan, the lender’s recourse would be to the Infrastructure Assets and the lender would typically not have a claim to other assets of the Company or its subsidiaries. There is no guarantee that the Company’s operating entities will be able to obtain leverage on Infrastructure Assets on attractive terms or at all.
Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to an Infrastructure Asset or Company expenses), the Company does not intend to incur cash borrowings to the extent such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to any individual operating entity or Joint Venture that is not recourse to the Company. During the initial ramp-up period of the Company, our leverage may exceed our target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. The Company may also enter into an unsecured line of credit with KKR for such purposes. KKR may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage.
We might not use leverage at all times and the amount of leverage may vary depending upon a number of factors, including the Manager’s outlook for the market and the costs that the Company would incur as a result of such leverage. Any borrowings would have seniority over the Shares. There is no assurance that our leveraging strategy will be successful.
The Board may authorize use of leverage by the Company, any of our Joint Ventures or any of our Infrastructure Assets without the approval of Shareholders.
We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from shareholders, and otherwise to provide the Company with temporary liquidity. In addition, we may enter into an unsecured line of credit with KKR or one of its affiliates for such purposes. KKR or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit.
Our future Credit Facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the Company, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.
Changes in the value of our Infrastructure Assets, including costs attributable to leverage, are borne entirely by the holders of the Shares.
Utilization of leverage involves certain risks to holders of the Shares. These include the possibility of higher volatility of the net asset value (“NAV”) of the Shares. So long as our Infrastructure Assets increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our Infrastructure Assets, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our Infrastructure Assets, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged.
Competition
The infrastructure sector in which we will seek Infrastructure Assets has become highly competitive. We will be competing for Infrastructure Assets with operating companies, financial institutions, entities specializing in engineering, and other institutional investors as well as private equity, hedge funds, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case.
We and our Joint Ventures will seek to manage and control Infrastructure Assets within the infrastructure space, in assets, businesses or projects that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows and relatively high cash distributions; and assets with a long-term expected hold period.

Deployment of Capital

In light of the nature of our plans to conduct continuous offerings in relation to our business strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential opportunities, if we or our Joint Ventures have difficulty identifying and acquiring suitable Infrastructure Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares in our Private Offering and the time we invest the net proceeds. We may also from time to time hold cash or liquid investments pending deployment into Infrastructure Assets, which cash holdings may at times be significant, particularly at times when we are receiving significant offering proceeds and/or times when there are few attractive business opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee.

In the event we are unable to find suitable Infrastructure Assets, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely deploy the net proceeds of sales of shares or do not deploy sufficient capital in connection with our use of leverage, our results of operations and financial condition may be adversely affected and/or we may become required to register under the Investment Company Act.

Distributions

Beginning with the end of our first full calendar quarter after which we sell shares to non-affiliates in our Private Offering, we will seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. We intend to declare and accrue distributions monthly and pay distributions quarterly. However, there can be no guarantee that the Company will pay quarterly distributions consistently and at a specific rate, or at all.

Our distributions may and are expected to exceed our earnings and cash flow from operating activities and may be paid from borrowings, proceeds from our Private Offering and other sources, including the sale of our assets or return of capital, especially during the period shortly after investing the proceeds from our Private Offering. Funding distributions from the sale of our assets or offering proceeds will result in us having less funds available to acquire Infrastructure Assets. As a result, our performance may be reduced, and doing so may also negatively impact our ability to generate cash flows. In addition, because the Manager does not charge a Management Fee on and KKR does not receive a Performance Participation Allocation for KKR Shares, the per Share amount of distributions on the KKR Shares could be higher compared to the Investor Shares.

Cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per share. Shareholders will not pay a sales load when purchasing shares under our DRIP; however, all outstanding Class S Shares will be subject to a dealer manager fee, and Class S, Class D and Class U Shares, including those purchased under our DRIP, will be subject to ongoing shareholder servicing fees.

Any cash distribution by the Company to a Shareholder that is not reinvested under the DRIP will reduce such Shareholder’s basis in the Shares. When a Shareholder sells Shares in the Company, the amount, if any, by which the amount realized exceeds the basis in such Shares is gain subject to tax. As a result of distributions throughout the term of a Shareholder’s investment, a Shareholder may be required to pay tax even if selling its investment in the Shares for an amount less than it paid. In addition, in order to make such distributions, we might have to indirectly sell a portion of our Infrastructure Assets at a time when independent judgment might not dictate such action. Our actual financial performance will likely vary significantly quarterly and from year-to-year, and there may be extended periods of up to several years when the distribution rate will exceed the Company’s actual total returns. Our projected or actual distribution rate is not a prediction of what the Company’s actual total returns will be over any specific future period.

Various factors will affect the level of the Company’s income, including the asset mix and the amount of leverage utilized by the Company. To permit the Company to maintain a more stable quarterly distribution, we may from time to time distribute less than the entire amount of income earned in a particular period. The undistributed income would be available to supplement future distributions. As a result, the distributions paid by the Company for any particular quarter may be more or less than the amount of income actually earned by the Company during that period. Undistributed income will add to our net asset value and, correspondingly, distributions of previously undistributed income will reduce the Company’s NAV.

Share Repurchases

The following is a summary of the Company’s current expectations with respect to repurchases of its Shares, which are not expected to commence until January 2024 and remain subject to modification prior to such time.

Quarterly Tender Offers

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. In recognition that a secondary market for our Shares likely will not develop, the Manager expects that it will generally recommend to the Repurchase Committee that we conduct quarterly tender offers for (i) up to 5% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares at a price based on the NAV per Share for each applicable class as of the last business day of the quarter prior to the commencement of the tender offer and (ii) depending upon the criteria set forth below, additional Class S, Class D, Class U, Class I, Class R and Class F Shares (collectively, “Excess Shares”) at a price based on 90% of the NAV per Share for each applicable class as of the last business day of the quarter prior to the commencement of the tender offer. For each quarterly tender offer, the number of Excess Shares, if any, that the Manager determines to recommend that the Company offer to purchase will depend on the amount of subscriptions received by the Company during the month prior to the expiration of the applicable tender offer, as well as the Company’s financial condition and liquidity at such time and the presence of adverse macroeconomic conditions. In addition to the quarterly tender offers, the Manager may consider whether to recommend to the Repurchase Committee other potential avenues for providing shareholders with potential liquidity. We do not expect to make the initial quarterly tender offer for our Shares until January 2024, with pricing based on the applicable December 31, 2023 NAV per Share.

The Manager expects that each quarter it will generally recommend to the Repurchase Committee that we conduct a tender offer. However, there may be quarters in which the Manager recommends to the Repurchase Committee that we do not conduct a tender offer, or that we conduct a tender offer for less than 5% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares. Nonetheless, if adverse economic conditions cause our

Infrastructure Assets to decline in value or if the Manager believes that conducting a tender offer for up to 5% of the aggregate NAV of our Class S, Class D, Class U, Class I, Class R and Class F Shares then outstanding would impose an undue burden on shareholders who do not tender compared to the benefits of giving shareholders the opportunity to sell all or a portion of their Shares at NAV, the Manager may recommend to the Repurchase Committee that: (i) we not conduct a tender offer, (ii) we conduct a tender offer for less than 5.0% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares, (iii) we conduct a tender offer for up to 5.0% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares and elect to purchase up to 0.5% of the additional aggregate NAV of such shares in accordance with Rule 13e-4(f)(1) under the Exchange Act, or (iv) that we not offer to repurchase Excess Shares in connection with a tender offer. Regardless of the recommendation of the Manager, the Repurchase Committee may, or may determine not to, cause us to conduct a tender offer for any given quarter.

There may be quarters in which we do not make a tender offer, and it is possible that we will not conduct any tender offers at all for an extended period. If our Repurchase Committee determines that we should not make a tender offer, shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per share. If we do conduct tender offers, we may be required to borrow cash or to sell assets to purchase Shares that are tendered, which may increase risks for remaining shareholders and increase expenses as a percentage of assets. The Company is designed primarily for long term investors and an investment in the Company’s shares should be considered illiquid.

In a tender offer, we expect to repurchase outstanding Shares at the NAV per Share of each applicable class of Shares or at discount to such NAV per Share based on the applicable NAV per Share as of the last business day of the quarter prior to the commencement of the tender offer. To the extent we need to sell assets to fund tender offers, we anticipate selling assets primarily from our Liquidity Portfolio to fund tender offers. However, we may borrow to finance the repurchase of Shares pursuant to any tender offers. There can be no assurance that we will be able to obtain such financing for tender offers if we attempt to do so. Moreover, if we do not have adequate liquidity to fund tender offers, we may not conduct any tender offer. Although tender offers generally would be beneficial to tendering shareholders by providing them with some ability to sell their Shares, the acquisition of Shares by the Company will decrease the total assets of the Company. Tender offers are, therefore, likely to reduce our liquidity, which may result in untimely sales of Infrastructure Assets and/or may limit our ability to participate in new acquisition opportunities. To the extent we maintain a cash position to satisfy our repurchases, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns. Furthermore, to the extent we borrow to finance the making of our tender offers, interest paid on such borrowings will reduce NAV per Share. Consummating a tender offer may require us to sell certain of our assets, and realize gains or losses, at a time when the Manager would otherwise consider it disadvantageous to do so. In addition, it is possible that the Company will need to dispose of assets in order to fund tender offers, and that to the extent the applicable tender offer price per share of such tender offer does not accurately reflect any embedded tax liability, shareholders that do not tender their shares may bear a greater portion of the relevant tax than their pro rata share.

The Board expects to adopt a policy not to purchase Shares pursuant to a tender offer if (1) such purchases would impair our status as a holding company; (2) we would not be able to sell our assets in a manner that is orderly and consistent with our objectives in order to purchase Shares tendered pursuant to the tender offer; or (3) there is, in the Board’s judgment, any (a) legal action or proceeding instituted or threatened challenging the tender offer or otherwise materially adversely affecting the Company, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to the Company, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to the Company, (e) a material decrease in the estimated NAV of the Company from the estimated NAV of the Company as of the commencement of the tender offer or (f) other events or conditions that would have a material adverse effect on the Company or its shareholders if Shares tendered pursuant to the tender offer were purchased. Thus, there can be no assurance that the Board will proceed with any tender offer. The Board may modify these conditions in light of circumstances existing at the time. In addition, the amount of Shares for which we make any particular tender offer may be limited for the reasons set forth above or in respect of other concerns related to our assets or the impact of the tender offer on those shareholders who do not sell their Shares in the tender offer.

If a tender offer is oversubscribed by shareholders who tender Shares, we will generally repurchase a pro rata portion of the Shares tendered by each shareholder up to the applicable limits set forth in the tender offer materials. However, the Repurchase Committee, in its discretion, subject to applicable law, may consider other potential avenues for providing shareholders with liquidity. In addition, for any tender offer, third party shareholders may not be given priority over shareholders that are affiliates of KKR, whose holdings in the Company may be significant and may have the effect of reducing the amount of shares of third party shareholders repurchased in any tender offer.

Each tender offer would be made and shareholders would be notified in accordance with the requirements of the Exchange Act, either by publication or mailing or both. The tender offer documents will contain information prescribed by such laws and the rules and regulations promulgated thereunder. Selected broker-dealers or other financial intermediaries may charge a processing fee to confirm a repurchase of Shares pursuant to a tender offer.

We will assume all fees and expenses related to a repurchase of Shares. A shareholder tendering for repurchase less than all of its Shares must maintain a minimum account balance after the repurchase is effected, the amount of which will be established by us from time to time and is currently $1,000. If a shareholder tenders a number of Shares that would cause the aggregate NAV of the shareholder’s holdings to fall below the required minimum, we reserve the right to reduce the amount to be repurchased from the shareholder so that the required minimum balance is maintained. We may also repurchase all of such a shareholder’s Shares in the Company. We or the Manager may waive the minimum account balance from time to time.

Our NAV per Share may change materially from the date a tender offer is commenced to the tender consummation date (or any later valuation date if the tender offer is extended), and to the effective date of repurchase, and it also may change materially shortly after a tender offer is completed.

We do not presently intend to conduct quarterly tender offers for Class E Shares. Class E Shares are not subject to the repurchase limitations of our quarterly tender offers. We have adopted a separate arrangement to repurchase Class E Shares.

Early Repurchase Fee

Repurchase requests in a tender offer will be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Shares tendered by a shareholder for repurchase if Shares are tendered within 24 months of the original issue date of such Shares. The Early Repurchase Fee will not apply to Excess Shares.

Any Early Repurchase Fee will inure to the benefit of the Company. The Manager may, from time to time, waive the Early Repurchase Fee in its discretion, including without limitation in the case of repurchases resulting from death, qualifying disability or divorce.

All questions as to the applicability of the Early Repurchase Fee including the specific facts pertaining thereto and the validity, form and eligibility (including time of receipt of required documents) of a waiver from the Early Repurchase Fee will be determined by the Manager, in its sole discretion, and its determination will be final and binding.

Mandatory Repurchases

We may repurchase all or any portion of the Shares of a shareholder without consent or other action by the shareholder or other person if we determine that:

•the Shares have been transferred in violation of the LLC Agreement, or have vested in any person by operation of law as a result of the death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the shareholder;

•any transferee does not meet any investor eligibility requirements established by the Company from time to time;

•ownership of Shares by a shareholder or other person is likely to cause the Company to be in violation of, or require registration of the Shares under, or subject the Company to additional registration or regulation under, the securities, commodities, or other laws of the U.S. or any other jurisdiction in the world, including without limitation the Investment Company Act;

•continued ownership of the Shares by a shareholder may be harmful or injurious to the business or reputation of the Company, the Manager, KKR, or any of their affiliates, or may subject the Company or any shareholder to an undue risk of adverse tax or other fiscal or regulatory consequences;

•any of the representations and warranties made by a shareholder or other person in connection with the acquisition of Shares was not true when made or has ceased to be true;

•with respect to a shareholder subject to special laws or regulations, the shareholder is likely to be subject to additional regulatory or compliance requirements under these special laws or regulations by virtue of continuing to hold any Shares;

•it would be in the interest of the Company, as determined by the Repurchase Committee, for the Company to repurchase the Shares; or

•continued ownership of any Shares by a shareholder all or any portion of the assets of the Company may be characterized as plan assets for purposes of ERISA, Section 4975 of the Code or any applicable similar law.

Shares will be repurchased at the NAV per Share of the applicable class of Shares or at a percentage of such NAV per Share, as applicable, as of the last business day of the quarter prior to such mandatory repurchase. Shareholders whose shares are repurchased by the Company will not be entitled to a return of any amount of sales load that was charged in connection with the shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits on quarterly tender offers or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion.
Employees
We did not have any employees as of December 31, 2022, but we expect to hire employees to support our operations in late 2023. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.

Private Offering of Shares

We are conducting a private offering of our Shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

We currently offer five classes of Investor Shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares and Class R Shares. We may offer additional classes of Investor Shares in the future.

Shares will be offered at an initial purchase price of $25 per Share for each class of Investor Shares in the Initial
Offering and thereafter on a monthly basis at NAV per Share (measured as of the end of the immediately preceding month). Class S Shares will be subject to a maximum sales load of up to 3.0% of the offering price and may be subject to a dealer manager fee of 0.5% of the offering price. Class S Shares may also forego a sales load in lieu of a brokerage commission imposed by a selling agent. Certain participating broker-dealers may offer Class S Shares subject to a dealer manager fee of up to 1.5%, provided that the sum of the sales load and dealer manager fee will not exceed 3.5% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares and Class R Shares have equal rights and privileges with each other, except that Class I Shares, Class R Shares, Class D Shares and Class U Shares do not incur a sales load or dealer manager fees and we do not pay any servicing or distribution fees with respect to Class I Shares or Class R Shares. Class D Shares, Class U Shares, Class I Shares and Class R Shares are each not subject to a sales load; however, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares or Class R Shares to their selling agents. Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.

The Company may issue additional Class E Shares to KKR and certain of its subsidiaries in one or more private placements. Class E Shares will not be offered to other investors. Class E Shares are not subject to the Early Repurchase Fee or the repurchase limits of our quarterly tender offers. The Company has adopted a separate arrangement to repurchase Class E Shares.

In addition, the Manager may elect to receive all or a portion of the Management Fee in Class F Shares, KKR or one of its subsidiaries may elect to receive the Performance Participation Allocation in cash or Class F Shares and the Company may also issue additional Class F Shares to the Company’s employees, officers and directors, KKR and certain of its subsidiaries and employees, officers and directors in one or more private placements. Class F Shares are not being offered to other investors. Class F Shares are subject to the terms and limits of our quarterly tender offers but will not be subject to the Early Repurchase Fee.

We may modify the timing of subscription dates, valuation dates and deadlines for subscribing may be modified from time to time by the Company.

Net Asset Value

Calculation of NAV

The Manager determines the NAV of our shares monthly. The Manager will prepare valuations with respect to each of our assets in accordance with its valuation policies and procedures approved by the Board. The Administrator will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per share of each class of the Company’s shares is determined by dividing the total assets of the Company (the value of Infrastructure Assets, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of shares outstanding of such class.

Timing of Valuations

The value of the Company’s Infrastructure Assets will be monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

Valuation Policies and Procedures

The Company’s Infrastructure Assets will be valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the FASB. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of assets that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the prior quarter end, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager will value Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk
Factors—Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value”.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager may, but is not obligated to, engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. If an independent valuation firm is not able to provide the positive assurance, the Manager may determine to provide the valuation itself as of the relevant measurement date.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with KKR, including the Manager and its affiliates. See “Item 1A. Risk Factors—Potential Conflicts of Interests”.
Available Information
We will file our annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are filing this Annual Report on Form 10-K with the SEC under the Exchange Act to provide current public information to the investment community in anticipation of being required to register under Section 12(g) of the Exchange Act in the future, to comply with applicable requirements thereunder.

We intend to make available on our website, when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website at www.kinfra.com will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website at www.kinfra.com.

Item 1A.    Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and you may lose all or part of your investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Risks Related to Our Infrastructure Assets and Industry Focus
We face heightened risks unique to the nature of our Infrastructure Assets.
Owning Infrastructure Assets involves many relatively unique and acute risks. Projected revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of Infrastructure Assets may adversely affect the overall profitability of an Infrastructure Asset or related project. Events outside the control of the owner of an Infrastructure Asset, such as political action, governmental regulation, demographic changes, economic conditions, pandemics, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair an Infrastructure Asset’s ability to repay its debt, make distributions to the Company or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of Infrastructure Assets involve various risks and are subject to substantial regulation (as described below), many of which may not be under the control of the owner, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities.
Although Infrastructure Assets may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an Infrastructure Asset’s losses. There can be no assurance that an Infrastructure Asset’s insurance would cover liabilities resulting from claims relating to the design, construction, maintenance, or operation of the infrastructure assets and businesses acquired by the Company, lost revenues or increased expenses resulting from such damage. If a major, uninsured loss occurs, the Company could lose both invested capital in and anticipated profits from, the affected Infrastructure Assets. Furthermore, an Infrastructure Asset may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.

Additionally, our business and Infrastructure Assets may be materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, and currency exchange rates and controls. Geopolitical developments and other local and global events outside of our control, including, without limitation, trade conflict, sanctions (reciprocal or unilateral), trade barriers, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations), can adversely impact our Infrastructure Assets around the world. Finally, public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and the SARS-CoV-2 virus (COVID-19), may occur from time to time, which could directly and indirectly impact us and our Infrastructure Assets in material respects by threatening our and their employees’ well-being and morale, interrupting business activities, supply chains and transactional activities, disrupting travel, and negatively impacting the economies of the affected countries or regions. The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this annual report.

Moreover, a change in global equity prices or in market volatility may impact the value of our Infrastructure Assets and our profitability as well as our ability to realize gains and the receptiveness of investors to our Shares. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment-

grade credit markets, may adversely impact our financial results, the valuation of our Infrastructure Assets, the income that we recognize and our ability to deploy our capital. For our Infrastructure Assets that are publicly listed and thus have readily observable market prices, global equity market price declines may have a direct impact on valuation. For other Infrastructure Assets, these markets may have an indirect materially adverse impact on our valuations to the extent we utilize market multiples as a critical input to ascertain fair value of our Infrastructure Assets that do not have readily observable market prices.
Our Infrastructure Assets may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of Infrastructure Assets will be realized.
The Company will seek to own Infrastructure Assets that are assets, businesses or projects that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows and relatively high cash distributions; and assets with a long-term expected hold period. Whether and to what extent such characteristics exist with respect to an Infrastructure Asset is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the Company’s Infrastructure Assets, but there can be no assurance that perceived or expected mitigating characteristics associated with the Company’s Infrastructure Assets (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that the Company will own other types of Infrastructure Assets (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as the Manager may determine are appropriate for the Company in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Manager. There can be no assurance that any perceived benefits of Infrastructure Assets will be realized and the Company’s Infrastructure Assets may not exhibit the forgoing characteristics.
The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under the control of the Company.
As a general matter, the operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment related issues, counterparty non-performance and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Infrastructure Asset to various risks including lower revenues.
Furthermore, the Company might own Infrastructure Assets that could include both existing Infrastructure Assets or businesses and in “Greenfield” Infrastructure Assets or businesses that require significant capital expenditure to complete their development, bring them to fully commissioned and/or cash-flowing status or to otherwise optimize their operational capabilities.
Construction risks typical for “Greenfield” Infrastructure Assets and businesses which the Company may own and control, include, without limitation, risks of: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) difficulty in obtaining regulatory, environmental or other approvals or permits; (iii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iv) less than optimal coordination with public utilities in the relocation of their facilities; (v) adverse weather conditions and unexpected construction conditions; (vi) accidents or the breakdown or failure of construction equipment or processes; (vii) other events discussed below under “Force majeure events may adversely affect our assets” that are beyond the control of the Manager and the Company; and (viii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which could exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Company and on the amount of funds available for distribution to Shareholders. Similar risks apply to the ongoing operations of any properties and other assets or businesses. Infrastructure Assets owned by the

Company might remain in construction phases for a prolonged period and, accordingly, might not be cash generative for a prolonged period. While the intention of the Company in respect of any Infrastructure Asset acquired might be for construction works to be contracted to a construction contractor on a fixed-price basis with liquidated damages payable to the Company where delay is caused that is attributable to the contractor, the related contractual arrangements made by the Company might not be as effective as intended and/or contractual liabilities on the part of the Company could result in unexpected costs or a reduction in expected revenues for the Company. In addition, recourse against the contractor could be subject to liability caps or could be subject to default or insolvency on the part of the contractor.
Other properties and other assets and businesses that the Company owns might require large capital expenditures, including, but not limited to, in connection with completing, maintaining, developing and/or expanding their existing plant, machinery and facilities, necessary software and other intellectual property assets or securing necessary licenses, approvals and concessions and complying with related requirements of a municipal, state or national government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (“Regulatory Agencies”). Such capital expenditures could exceed cash flow from operations and/or the amount of capital the Company has earmarked for the relevant Infrastructure Asset and the relevant Infrastructure Asset might need to secure additional capital through other means and sources, including selling assets or refinancing or restructuring its debt capital, which, if available, could be at higher interest rates and/or otherwise on more onerous terms than any existing debt financing. Sourcing of such capital through additional equity investment from third parties will dilute the Company’s interest in the relevant Infrastructure Asset and its returns and such dilution might be on the basis of valuations of hard-to-value illiquid assets, which could ultimately result in an over-dilution of the Company’s ownership, all of which will have an adverse impact on the Company’s financial returns generated by such Infrastructure Asset. Any delay or failure by the relevant Infrastructure Asset to secure such capital from other sources and to implement the necessary capital expenditures in whole or in part will also have an adverse impact on returns to the extent there is a delay or failure in its ability to achieve fully commissioned and/or cash-flowing status or to otherwise optimize its operational capabilities.
Infrastructure Assets may experience supply chain disruptions that could adversely impact the Company’s business and financial condition.
Equipment and spare parts may become unavailable or difficult to procure on terms consistent with those that an Infrastructure Asset has budgeted for. For example, some jurisdictions in which Infrastructure Assets operate have experienced supply chain challenges resulting from bottlenecks caused by, among other things, increases in demand and challenges involved with ramping up to meet this demand.
Supply chains could be further disrupted in the future by factors outside of the Manager’s or the Company’s control. This could include (1) a reduction in the supply or availability of the commodities required to produce the parts and components that an Infrastructure Asset needs to maintain existing projects and develop new projects from its development pipeline, (2) lockdowns and workforce disruptions caused by the ongoing COVID-19 pandemic, (3) the potential physical effects of climate change, such as increased frequency and severity of storms, precipitation, floods and other climatic events and their impact on transportation networks and manufacturing centers, and (4) economic sanctions or embargoes, including those relating to human rights concerns in jurisdictions that produce key materials, components or parts.
Any material delays in procuring equipment or significant cost increases of Infrastructure Assets could adversely impact the Company’s business and financial condition.
Our business, results of operations and financial condition may be adversely affected by volatility in commodity prices.
The Company may be subject to commodity price risk. The operation and cash flows of any Infrastructure Asset could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as gas, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of the Manager or the Company, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics such as COVID-19, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The actions taken by Russia in the Ukraine starting in February 2022 have also caused volatility in the commodities markets.
Events in the energy markets over the last few years have caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities, with COVID-19 currently enhancing such dislocation. To the extent that such events continue (or even worsen), this could have an adverse impact on certain Infrastructure Assets of the Company and could lead to an overall weakening of global economies. The resulting economic downturn arising due to the

COVID-19 pandemic is adversely affecting the financial resources of and returns generated by an Infrastructure Asset in this sector and such adverse effect could continue for some time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. A stabilization or improvement of the conditions in the global financial markets generally and the energy markets specifically likely would aid the Company’s Infrastructure Assets in this sector. Absent such a recovery or in the event of a further market deterioration, the value of the Company’s Infrastructure Assets in this sector might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived current market dislocation.
Changes or innovations in technology could affect the profitability of an Infrastructure Asset that relies on existing technology.
The Company could be exposed to the risk that a change could occur in the way a service or product is delivered to it or an Infrastructure Asset or other asset rendering the existing technology obsolete. While the risk could be considered low in the infrastructure sector given the massive fixed costs involved in constructing assets and the fact that many infrastructure technologies are well established, any technology change that occurs over the medium term could threaten the profitability of an Infrastructure Asset or other asset of the Company. If such a change were to occur, these assets would have very few alternative uses should they become obsolete.
The effect of global climate change may impact our business.
Prolonged and potentially accelerating changes in climatic conditions, together with the response or failure to respond to these changes, could have a significant impact on the revenues, expenses and conditions of Infrastructure Assets of the Company and therefore on the performance of the Company as a whole. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, droughts, wildfires, agricultural production, wind levels, annual sunshine, sea levels and the severity and frequency of storms and other severe weather events. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities generally, leading to increased costs and higher taxes, decreases in economic efficiency, or both. If climate change continues and societies adversely affected by climate change are unable to effectively adapt, the ongoing disruptions caused could result in societal disruption on a local, national or even global scale, potentially leading to prolonged reduced economic output, political upheaval and humanitarian crises such as famines, mass migrations and disease outbreaks. Any and all of these developments could have material and adverse impacts on the business of Infrastructure Assets of the Company and on the broader society and economy in which such Infrastructure Assets operate.
Various Regulatory Agencies have enacted or proposed new or revised environmental regulations in an effort to reduce carbon emissions and the emissions of other gases believed to be contributing factors to climate change. These measures are varied and diverse across national, state or provincial and local jurisdictions, including targeted reductions in emissions, mandatory quotas, tax regimes based on emissions, bans or restrictions on the production of fossil fuels or on the construction of new infrastructure supporting the fossil fuel industry, and other measures. These measures could materially impact the performance of Infrastructure Assets in many ways, including by increasing costs of doing business or compliance, through the imposition of fines or other penalties, or through reputational damage resulting from association (or perceived association) with industries viewed as contributing to climate change.
Various governments have in the past and are expected to continue to provide subsidies for “green” energy technologies, such as solar, wind, bio-fuel, geothermal, hydrogen and other non-fossil fuel based energy sources, with the goal of reducing carbon emissions in an effort to mitigate the impacts of anthropogenic climate change. Even with potentially large public and private investment in these technologies, it is possible that “green” energy technologies will be unable to be deployed at a scale sufficient to meet growing global energy demand, or even existing energy demand. Moreover, these technologies require significant changes to existing infrastructure in order to provide for a level of energy security and reliability comparable to existing fossil fuel-based energy generation technologies. The cost of upgrading infrastructure for this purpose, or energy disruptions if such infrastructure upgrades are not successfully completed, could result in significant disruptions to local, regional or national economies.
Force majeure events may adversely affect our assets.
Infrastructure Assets could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, toll rates, social instability and competition from other forms of infrastructure). Some force majeure events could adversely affect the ability of a party (including an Infrastructure Asset or a counterparty to the Company or an Infrastructure Asset) to perform its obligations until it is able to remedy the force majeure event. In addition, forced events, such as the cessation of machinery (e.g., turbines) for repair or upgrade, could similarly lead to the unavailability of essential machinery and technologies. These risks could, among other effects, adversely impact the cash flows available from an Infrastructure Asset or other issuer, cause personal injury or loss of life, damage property, or instigate disruption of service. In addition, the cost to an Infrastructure Asset or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure might have a permanent adverse effect on an Infrastructure Asset. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries where the Company holds Infrastructure Assets. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more Infrastructure Assets or its assets, could result in a loss to the Company, including if its ownership stake in such Infrastructure Asset is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). Any of the foregoing could therefore adversely affect the performance of the Company and its Joint Ventures.

Additionally, it is impossible to predict with certainty the possible future business and economic ramifications arising from the COVID-19 pandemic or any other public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our Infrastructure Assets and our financial results, (iii) our and our Infrastructure Assets’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing Infrastructure Assets, (vi) the ability of us or our Infrastructure Assets to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our Infrastructure Assets, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by the COVID-19 pandemic and remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.
We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financings.
The Company’s ability to own and control Infrastructure Assets in many cases will depend on the availability and terms of any borrowings that are required or desirable with respect to such Infrastructure Assets. A decrease in the availability of financing (or an increase in the interest cost) for leveraged transactions, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, would impair the Company’s ability to consummate these transactions and would adversely affect the Company’s returns.
The Company’s assets are expected to include Infrastructure Assets whose capital structures have significant leverage and in assets subject to significant leverage (in addition to such leverage as might be generated by the Company’s acquisitions). Such Infrastructure Assets are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. A leveraged entity or asset often will be subject to restrictive covenants imposed by lenders (or lenders other than the Company, as appropriate) restricting its activity or could be limited in making strategic acquisitions or obtaining additional financing. In addition, leveraged entities or assets are often subject to restrictions on making interest payments and other distributions, which are often linked to matters including cover ratios and the level of infrastructure project performance. If an event occurs that prohibits an Infrastructure Asset from making distributions for a particular period, this could affect the levels and timing of the Company’s returns.
Although the Manager will seek to use leverage in a prudent manner, the leveraged capital structure of the Company’s Infrastructure Assets or other leverage affecting its assets will increase their exposure to adverse economic factors such as future downturns in the economy or deterioration in the condition of any such Infrastructure Asset or its industry. Additionally, the Company will typically purchase equity in Infrastructure Assets. The equity securities received by the Company in relation thereto will typically be the most junior or some of the most junior securities in what will typically be a complex capital structure, and thus subject to a material risk of loss in the case of the Infrastructure Asset’s financial difficulty, or if an event of default occurs under the terms of the relevant financing and a lender decides to enforce its creditor rights. Events of default could in some cases be triggered by events not related directly to the borrower itself.
The Company may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any Infrastructure Asset, co-investment vehicles and

KKR Vehicles, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire any Infrastructure Assets and refinance its existing Infrastructure Assets and to increase deployment capacity or pay fees and expenses. The Company may, in the sole discretion of the Manager, also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular Infrastructure Asset. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the asset level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the Infrastructure Assets purchased or carried. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, Infrastructure Asset performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of an Infrastructure Asset to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Infrastructure Asset. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire investment in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from Infrastructure Assets is used to make interest and principal payments on such borrowings, Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its Infrastructure Assets.
The Company’s use of borrowings to create leverage will subject the Company to additional risks. For example, depending on the type of facility, a decrease in the market value of the Company’s Infrastructure Assets would increase the effective amount of leverage and could result in the possibility of a “margin call,” pursuant to which the Company must either deposit additional funds or securities with the lender or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden, precipitous drop in the value of the Company’s assets, the Company might not be able to liquidate assets quickly enough to pay off its debt.
The Company will enter into a line of credit, and may enter into one or more other lines of credit or other credit facility(ies) on a joint, several, joint and several or cross-collateralized basis with KKR Vehicles, which may result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional Infrastructure Asset level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s Infrastructure Assets would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.
The extent to which the Company uses leverage may have the following consequences to the Shareholders, including, but not limited to: (i) greater fluctuations in the net assets of the Company, (ii) use of cash flow for debt service rather than distributions, or other purposes and (iii) in certain circumstances the Company may be required to prematurely dispose of Infrastructure Assets to service its debt obligations. So long as the Company is able to realize a higher net return on its Infrastructure Assets than the then-current cost of any leverage together with other related expenses, the effect of the leverage will be to cause holders of Shares to realize higher current net investment income than if the Company were not so leveraged. On the other hand, the Company’s use of leverage will result in increased operating costs. Thus, to the extent that the then-current cost of any leverage, together with other related expenses, approaches the net return on the Company’s

Infrastructure Assets, the benefit of leverage to holders of Shares will be reduced, and if the then-current cost of any leverage together with related expenses were to exceed the net return on the Company’s Infrastructure Assets, the Company’s leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged. There can also be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its assets generally.
The Company’s ability to achieve attractive rates of return will depend in part on its and its Infrastructure Assets’ ability to access sufficient sources of indebtedness at attractive rates. A decrease in the availability of financing or an increase in either interest rates or risk spreads demanded by leverage providers, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, could make it more expensive to finance the Company’s Infrastructure Assets on acquisition and throughout the term of the Company’s ownership of such Infrastructure Assets and could make it more difficult for the Company to compete for new Infrastructure Assets with other potential buyers who have a lower cost of capital. A portion of the indebtedness used to finance Infrastructure Assets on acquisition and throughout the term of the Company’s ownership of such Infrastructure Assets might include high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there could be times when the Company might not be able to access those markets at attractive rates, or at all, when acquiring an Infrastructure Asset or as is otherwise required during the term of the Company’s ownership of such Infrastructure Asset. In addition, the leveraged lending guidelines published by the European Central Bank (or similar guidelines or restrictions published or enacted by the European Central Bank, or a similar institution outside of the EU, in the future) could limit the willingness or ability of banks or other financing sources to provide financing sought by the Company or its Infrastructure Assets, and could result in an inability of the Company or its Infrastructure Assets to establish their desired financing or capital structures.
The Company expects to (but is under no obligation to) enter into swaps, forward contracts and other arrangements for hedging purposes to preserve a return on a particular Infrastructure Asset or to seek to protect against risks relating to the Company’s Infrastructure Assets, including currency exchange rate fluctuations. The use of derivative financial instruments and these other risk management strategies may not be properly designed to hedge, manage or other reduce the risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. Such transactions have special risks associated with them, including the possible bankruptcy or insolvency of, or default by the counterparty to the transaction and the illiquidity of the instrument acquired by the Company relating thereto. Although the Company might benefit from the use of hedging transactions, changes in currency exchange rates or other factors could result in a poorer overall performance for the Company compared to what the Company’s performance would have been if it had not entered into hedging transactions. Infrastructure Assets can also enter into hedging transactions in order to hedge risks applicable to them. Such transactions are subject to similar risks to those described above. The Company could be exposed to such risks by reason of its acquisition of the relevant Infrastructure Asset, and there can be no assurance that any hedging strategies will be effective in protecting against currency exchange rate fluctuations or other risks.
It should be noted that the use of leverage may create “unrelated business taxable income” (“UBTI”), possibly in substantial amounts, that is subject to U.S. federal income tax.
The acquisition of Infrastructure Assets exposes us to a higher level of regulatory control than typically imposed on other businesses.
In many instances, the acquisition of Infrastructure Assets involves substantive continuing involvement by, or an ongoing commitment to, Regulatory Agencies. There can be no assurance that (i) existing regulations applicable to acquisitions generally or the Infrastructure Assets will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to Infrastructure Assets; (iii) the technology, equipment, processes and procedures selected by Infrastructure Assets to comply with current and future regulatory requirements will meet such requirements; (iv) such Infrastructure Assets’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of Infrastructure Assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of Infrastructure Assets to a higher level of regulatory control than is typically imposed on other businesses.
Regulatory Agencies might impose conditions on the construction, operations and activities of an Infrastructure Asset as a condition to granting their approval or to satisfy regulatory requirements, including requirements that such assets remain managed by the Manager or its affiliates, which could limit our ability to dispose of Infrastructure Assets at opportune times or make the continued operation of such Infrastructure Asset unfeasible or economically disadvantageous, and any expenditures made to date with respect to such Infrastructure Asset may be wholly or partially written off. Sometimes commitments to Regulatory Agencies involve the posting of financial security for performance of obligations. If obligations are breached these financial securities may be called upon by the relevant Regulatory Agency.
There is also the risk that our Infrastructure Assets do not have, might not obtain, or may lose permits necessary for their operations. Permits or special rulings may be required on taxation, financial and regulatory related issues. Many of these licenses and permits have to be renewed or maintained over the life of the business. The conditions and costs of these permits, licenses and consents may be changed on any renewal, or, in some cases, may not be renewed due to unforeseen circumstances or a subsequent change in regulations.

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of an Infrastructure Asset or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agency counterparties have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire Infrastructure Assets, and additional approvals could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant Infrastructure Asset’s customer base. There can be no assurance that an Infrastructure Asset will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sales to third parties, or could otherwise result in additional costs and material adverse consequences to an Infrastructure Asset and the Company.
Since many Infrastructure Assets will provide basic, everyday services and face limited competition, Regulatory Agencies could be influenced by political considerations and could make decisions that adversely affect an Infrastructure Asset’s business. Certain types of infrastructure assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce Regulatory Agency action to our detriment as the owner of the relevant Infrastructure Asset. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of an Infrastructure Asset. The profitability of certain types of Infrastructure Assets might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant Infrastructure Assets and the Company.
An Infrastructure Asset’s operations might rely on government licenses, concessions, leases or contracts that are generally very complex and could result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If the Company or an Infrastructure Asset fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or lose its right to operate the affected asset, or both.
Where the Company or an Infrastructure Asset holds a concession or lease from a Regulatory Agency, such arrangements are subject to special risks as a result of the nature of the counterparty. The concession or lease might restrict the operation of the relevant asset or business in a way that maximizes cash flows and profitability. The lease or concession could also contain clauses more favorable to the Regulatory Agency counterparty than a typical commercial contract. In addition, there is the risk that the relevant Regulatory Agency will exercise sovereign rights and take actions contrary to the rights of the Company or an Infrastructure Asset under the relevant agreement. Poor performance and other events could lead to termination of the relevant concession or lease agreement, which might or might not provide for compensation to the relevant Infrastructure Asset. If it does, as the Infrastructure Asset would generally be deemed to have been “at fault,” then often the amount of any related senior debt might not be paid out in full and compensation for lost equity returns might not be provided.
Certain assets may require the use of public ways or may operate under easements. Regulatory Agencies typically retain the right to restrict the use of such public ways or easements or require an Infrastructure Asset to remove, modify, replace or relocate facilities relating to infrastructure assets at its own expense. If a Regulatory Agency exercises these rights, an

Infrastructure Asset could incur significant costs and its ability to provide service to its customers could be disrupted, which could adversely impact the performance of such Infrastructure Asset.

Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our Infrastructure Assets create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing investors, finding new investors, and sourcing new Infrastructure Assets, as well as activities by our Infrastructure Assets. Some of these regulations provide that penalties can be imposed on us for the conduct of an Infrastructure Asset, even if we have not ourselves violated any regulation.

Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the EU has adopted measures, such as Council Regulation (EC) No. 2271/96, that could restrict certain persons and entities subject to EU jurisdiction from complying with extra-territorial sanctions imposed by other jurisdictions, such as the U.S. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by our Infrastructure Assets.

Under these laws, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable Infrastructure Assets, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our Infrastructure Assets. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our Infrastructure Assets that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our Infrastructure Assets to comply with them could expose us significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Compliance with environmental laws and regulations may result in substantial costs to the Company.
Ordinary operation or the occurrence of an accident with respect to an Infrastructure Asset could cause major environmental damage, which could result in significant financial distress to such Infrastructure Asset, if not covered by insurance, which could occur as a result of such Infrastructure Asset not carrying adequate insurance coverage or, in some cases, as a result of the relevant environmental damage not being fully insurable. In addition, persons who arrange for the disposal or treatment of hazardous materials could also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by those persons.
Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of environmental contamination. The Company could therefore be exposed to substantial risk of loss from environmental claims arising in respect of its

Infrastructure Assets. Furthermore, changes in environmental laws or regulations or the environmental condition of an Infrastructure Asset could create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Community and environmental groups could protest about the development or operation of Infrastructure Assets, which might induce government action to the detriment of the Company. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on an Infrastructure Asset, or could otherwise place an Infrastructure Asset at a competitive disadvantage compared to alternative forms of infrastructure, and failure to comply with any such requirements could have an adverse effect on an Infrastructure Asset. Some of the most onerous environmental requirements regulate air emissions of pollutants and greenhouse gases; these requirements particularly affect companies in the power and energy industries.
Even in cases where the Company is indemnified by the seller with respect to an Infrastructure Asset against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities.

We anticipate being subject to increasing focus by our investors, regulators and other stakeholders on ESG matters.

Our investors, regulators and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) matters. For example, certain investors may consider our and our Manager’s record of responsible investing, as well as our approach to responsible investing, in determining whether to invest in our Shares. Certain investors have also demonstrated increased ESG-related activism, which may constrain our capital deployment opportunities and engagement with existing investments. Similarly, certain investors, particularly institutional investors, may use third-party benchmarks or scores to measure our ESG practices, and to decide whether to invest in our Shares or engage with us regarding our practices. If our ESG scores or practices do not meet the standards set by such investors, they may choose not to invest in our Shares, and we may face reputational challenges. There can be no assurance that we will be able to accomplish any ESG goals or commitments that we may announce in the future, as statements regarding such goals and commitments reflect our plans and aspirations at the time of announcement and do not guarantee achievement of such plans and aspirations within the timeline we announce or at all.

Different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our acquisition and capital raising opportunities.

In 2022, the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The proposal, if adopted, would require domestic registrants and foreign private issuers to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance and strategy.

Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we may operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements.

Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective acquisitions. Additionally, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, are subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks.

Compliance with ESG-related rules and efforts to meet investor expectations on ESG matters may place strain on our Manager’s personnel, systems and resources, and we may incur significant compliance costs. Additionally, failure to comply with such rules or meet investor expectations may adversely affect our business and reputation, and negatively impact our ability to raise capital and the NAV of our Shares.

We are subject to risks resulting from owning and controlling Infrastructure Assets outside of more developed economies.
The Company has been formed to own, control and operate Infrastructure Assets and related Joint Ventures with a long-term horizon, primarily located in OECD countries in North America, Western Europe and Asia. A portion of its Infrastructure Assets may be located in less-developed or developing countries. The Company may also hold securities, properties and other assets organized in or subject to the laws of one or more countries in Western Europe, including countries with emerging economies, which may lack social, political and economic stability, and the legal systems of some countries in the region may lack transparency or could limit the protections available to non-U.S. investors, and the Company’s Infrastructure Assets could be subject to nationalization and confiscation without fair compensation. Owning and controlling non-U.S. Infrastructure Assets involves certain factors not typically associated with owning and controlling Infrastructure Assets in the United States, the European Economic Area (as currently constituted, the ‘‘EEA’’) and other more developed countries, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the United States dollar and non-U.S. currencies in which the Company’s foreign Infrastructure Assets are denominated, and costs associated with conversion of principal and income from one currency into another, (b) differences between U.S. and non-U.S. Infrastructure Assets and (c) the possible imposition of withholding or other taxes on income or gains recognized with respect to Infrastructure Assets. In addition, certain of these capital markets involve certain factors not typically associated with investing in established securities markets, including, without limitation, risks relating to: (i) differences arising from less developed securities markets, including potential price volatility in and relative illiquidity of some non-U.S. securities markets; (ii) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which may result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (iii) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval, as described further herein), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (iv) potentially material and unpredictable governmental influence on the national and local economies; (v) fewer or less attractive financing and structuring alternatives and exit strategies; and (vi) the possible imposition of local taxes on income and gains recognized with respect to Infrastructure Assets. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Company that are held, directly or indirectly, in certain countries.
Geographical concentration of the Company’s Infrastructure Assets may make the assets more susceptible to changing conditions of particular geographic regions.
The Company’s geographic diversification may be limited due to limited availability of suitable business opportunities. During periods of difficult market conditions or economic slowdown in certain regions and in countries that are members of the OECD in North America and Western Europe in particular, the adverse effect on the Company could be exacerbated by the geographic concentration of its Infrastructure Assets. The Company may seek to own and control several Infrastructure Assets in certain regions or sectors within a short period of time. To the extent that the Company’s Infrastructure Assets are concentrated in a particular company, geographic region, its Infrastructure Assets will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto. For the Company to achieve attractive returns, one or a few of its Infrastructure Assets will need to perform very well. There are no assurances that this will be the case. In addition, the Company may acquire Infrastructure Assets alongside one or more KKR Vehicles. Furthermore, to the extent that the capital raised is less than the targeted amount and/or repurchase requests are significant, the Company may own and control fewer Infrastructure Assets and thus be less diversified.
Although the Company intends to target a portfolio of Infrastructure Assets, which will be structured through Joint Ventures, that is broadly diversified across a number of different infrastructure sectors, geographies and asset types, to the extent the Company’s Infrastructure Assets are concentrated in a particular market, the Company’s portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular market. In these circumstances and in other transactions where the Manager intends to refinance all or a portion of the capital invested, there will be a risk that such refinancing may not be completed, which could lead to an increased risk as a result of the Company having an unintended reduced diversification.

We face additional risks if we participate in contractual arrangements relating to aircraft leasing.
The Company could participate in platform arrangements and other contractual arrangements relating to aircraft leasing. The airline industry is cyclical and highly competitive. Airlines and related companies (including airports) are currently being affected by COVID-19 and could be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, further world health issues and other political or economic events adversely affecting world or regional trading. The airline industry is highly sensitive to general economic trends and has been materially impacted by the COVID-19 pandemic. Any further downturn in the global economy or in the relevant local economy could further adversely affect results of operations and financial conditions. Any such negative impact on the airline industry could increase the risk of any airline defaulting on the terms of any aircraft lease acquisitions made by the Company and the ability of the Company to source alternative airline operators to assume the obligations under such leases, which could adversely impact the performance of such acquisitions.
Risks Related to Our Structure
We will depend on the Manager and KKR to achieve our business objectives.
KKR, through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. As the sole holder of the Company’s Class G Shares, KKR is able to control the appointment and removal of all members of the Board, including the Company’s independent directors, and, accordingly, exercises substantial influence over the Company and its Infrastructure Assets.
The success of the Company will therefore depend on the ability of the Manager and its affiliates to identify and consummate suitable Infrastructure Assets and to dispose of Infrastructure Assets of the Company at a profit. The Company will rely on the skill and expertise of the Manager and the KKR Infrastructure Team, and others providing advice and services with respect to the Company. There can be no assurance that these key business professionals or other persons will continue to be associated with or available to the Manager or its affiliates throughout the life of the Company. The loss or reduction of the services of one or more of such persons could have an adverse impact on the Company.
In addition, the Company’s Management Agreement is expected to require the Company to make significant payments to the Manager if the Company terminates the Management Agreement through the payment of the Termination Fee. The Management Agreement is expected to provide that the Manager may terminate the Management Agreement only if the Company defaults in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues unremedied for a period of thirty (30) days after written notice of the breach is given to the Company. We anticipate that the Management Agreement may be terminated upon the affirmative vote of all of our independent directors. We must will need to provide the Manager 180 days’ written notice of any termination. Upon termination, the Manager will be paid a Termination Fee. The Manager may terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company shall not be required to pay the Termination Fee. We anticipate that the Management Agreement will not be able to be terminated for any other reason, including if the Manager or KKR experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or Infrastructure Assets, and the Management Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Manager is an affiliate of KKR and KKR has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Management Agreement, even in the case of a default. If the Manager’s performance does not meet the expectations of shareholders, and the Company is unable or unwilling to terminate the Management Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share could decline. In addition, if our Management Agreement is terminated, we expect that the Management Agreement will obligate us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. We also expect that the Management Agreement will require us to redeem any KKR Shares if the Management Agreement is terminated, which could require us to liquidate Infrastructure Assets at unfavorable times or prices, which may adversely affect an investment in our Shares.
Furthermore, although the KKR Infrastructure Team members and other investment professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the KKR Infrastructure Team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader KKR Infrastructure platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain KKR Vehicles (including, without limitation, infrastructure funds, vehicles and/or accounts) as further described in “—Other KKR Activities” below. In addition, KKR may from time to time establish KKR Vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and KKR investment professionals (including certain of the Company’s team members) will spend time and attention on such KKR Vehicles.
Finally, although the Manager expects to have access to the appropriate resources, relationships, and expertise of KKR (subject to information-sharing policies and procedures with respect to KKR’s credit and private equity business and KKR’s broker-dealer affiliate), there can be no assurance that such resources, relationships, and expertise will be available for every transaction. In addition, investment professionals and committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any investment-related decision by the relevant committee because, for example, they have acquired confidential information relating to an investment through their involvement with a KKR Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant Infrastructure Asset. Modifications to KKR’s management, operating and investment procedures, which can be modified at any time, can also result in changes to the investment professionals and other resources that the Manager has access to with respect to the management of the Company and its Infrastructure Assets.
Before making a recommendation, the Manager will typically conduct due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each Infrastructure Asset. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, ESG and legal issues and assessment of cyber security and information technology systems. In particular, the nature and scope of our Manager’s ESG diligence, if any, will vary based on the investment opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of asset. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager and/or KKR are unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding an asset, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to an asset might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such asset. Certain considerations covered by our Manager’s diligence, such as ESG, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the Infrastructure Asset being successful. Conduct occurring at Infrastructure Assets, even activities that occurred prior to the Company’s ownership, could have an adverse impact on the Company.
Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets.
The success of the Company will depend on the ability of the Manager and its affiliates to identify and select appropriate Infrastructure Assets, as well as the Company’s ability to acquire these Infrastructure Assets. The infrastructure sector in which the Company will own and control Infrastructure Assets has become highly competitive. The Company will be competing for Infrastructure Assets with operating companies, financial institutions, and entities specializing in engineering, and other institutional investors as well as private equity, hedge, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.
While the Manager generally intends to seek attractive returns for the Company primarily through owning and controlling Infrastructure Assets for the long term as described herein, the Manager may pursue additional business strategies and may modify or depart from its initial business strategy, process and techniques as it determines appropriate. The Manager may adjust the business strategy and guidelines at any time in light of changing market conditions or other considerations. The Manager may pursue Infrastructure Assets outside of the sectors or regions in which KKR has previously owned and controlled Infrastructure Assets. The Company could have short-term acquisitions, and the returns from these acquisitions are likely to be lower than the returns from typical Infrastructure Assets. Any projections/estimates regarding the number, size or type of Infrastructure Assets that the Company may own and control (or similar estimates) are estimates based only on the Manager’s intent as of the date of such statements and are subject to change due to market conditions and/or other factors (e.g., the Manager may determine to pursue on behalf of the Company one or more Infrastructure Asset opportunities that are larger or smaller than any target range described in this Annual Report on Form 10-K or in different geographies or sectors than described in this Annual Report on Form 10-K).
We will rely on the ability of the management teams of our Infrastructure Assets to implement any agreed-upon reorganization plans but cannot assure they will be able to do so in accordance with the Company’s expectations.
The day-to-day operations of each Infrastructure Asset that the Company owns and operates will be the responsibility of such Infrastructure Asset’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager will be responsible for monitoring the performance of each Infrastructure Asset, the Company will rely significantly on the management teams and boards of directors of Infrastructure Assets acquired by the Company, including to effectively implement any agreed-upon reorganization plans. There can be no assurance that the existing management team of any Infrastructure Asset or any successor thereto will be able to operate such Infrastructure Asset in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of an Infrastructure Asset could cause significant losses in respect of the relevant asset. Our employees, consultants or sub-contractors and those of our Infrastructure Assets may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such Infrastructure Asset’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our employees, consultants or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our employees, consultants or sub-contractors or the employees of Infrastructure Assets were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.
Our Infrastructure Assets may rely on third-party managers or operators which may fail to perform their duties adequately.
The management of the business or operations of an Infrastructure Asset might be contracted to a third-party manager or operator unaffiliated with the manager. The selection of a manager or operator is inherently based on subjective criteria, making the true performance and abilities of a particular manager or operator difficult to assess. Further, there are a limited number of management companies and operators with the expertise necessary to maintain and operate infrastructure and infrastructure-related projects successfully. Although it would be possible to replace any such operator, the failure of such an operator to perform its duties adequately or to act in ways that are in the Infrastructure Asset’s best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the Infrastructure Asset’s financial condition or results of operations. A third-party manager could suffer a business failure, become bankrupt, or engage in activities that compete with an Infrastructure Asset. These and other risks, including the deterioration of the business relationship between the Company and the third-party manager, could have an adverse effect on an Infrastructure Asset. Should a third-party manager fail to perform its functions satisfactorily, it might be necessary to find a replacement operator, which could require the approval of a government or Regulatory Agency that has granted a concession with respect to the relevant Infrastructure Asset. It might not be possible to replace an operator in such circumstances, or do so on a timely basis, or on terms that are favorable to the Company.

There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of management resources to KKR Vehicles and us, which could result in decisions that are not in the best interests of our shareholders.
As of the date hereof, KKR owned all of our outstanding Class G Shares, providing it with special rights and privileges not available to other shareholders. As a result, KKR has the power to significantly influence our business and affairs and can exercise significant influence over the Company, including removing directors (including independent directors), electing directors and filling any vacancies on the Board. In addition, our Manager is a wholly-owned subsidiary of KKR, and certain of our executive officers are employees of KKR or one or more of its subsidiaries.
As further described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” below, conflicts of interest will at times arise in allocating time, services, or resources among the business activities of the Company, KKR Vehicles, KKR-affiliated investment entities (including proprietary investment entities) and the executives of KKR. The Manager will devote such time as shall be necessary to conduct the business affairs of the Company in an appropriate manner. However, KKR, the Manager and their affiliates will continue to devote the resources necessary to manage KKR Vehicles and KKR-affiliated investment entities (including proprietary investment entities), and to manage the investment activities of the executives of KKR. KKR, the Manager and their affiliates are not precluded from conducting activities unrelated to the Company or KKR Vehicles. We believe that these other activities will not materially interfere with KKR’s or the Manager’s responsibilities to the Company. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

We will pay our Manager certain Management Fees regardless of the performance of our Infrastructure Assets. Our Manager’s entitlement to certain Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking Infrastructure Assets that provide attractive risk-adjusted returns for us. Because such Management Fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our Shareholders. Consequently, we are required to pay our Manager certain Management Fees in a particular period despite experiencing a net loss or a decline in the value of our assets during that period.

Our Manager has the ability to earn the Performance Participation Allocation, which may create an incentive for our Manager to seek Infrastructure Assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term performance and thereby increase the Performance Participation Allocation to which it is entitled. In addition, we are required to reimburse our Manager and its affiliates for certain expenses incurred by them on our behalf, as set forth in our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.
The Company is not, and does not intend to become, regulated as an investment company under the Investment Company Act, and if the Company were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for the Company to operate as contemplated.
The Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term ‘‘investment securities,’’ among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of ‘‘investment company’’ set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

The Company conducts its operations so that it is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through Joint Ventures. The Company expects that its interests in most, if not all, of its Joint Ventures will not constitute ‘‘investment securities’’ for purposes of the 40% test. Accordingly, the Company believes that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through its Joint Ventures, the Company is primarily engaged in the businesses of its Joint Ventures, namely, the business of owning and controlling Infrastructure Assets.
The Company has not requested that the SEC approve its determination that it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and the SEC has not done so. If the SEC were to disagree with the Company’s determination, the Company would need to adjust its business strategy and its assets to continue to satisfy the 40% test. Any such adjustment in the Company’s strategy or assets could have a material adverse effect on the value of the Shares.
In order to ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. The Company will be limited in the types of acquisitions that it may make, and may need to modify its organizational structure or dispose of assets of which it would not otherwise dispose. A change in the value of the Company’s assets could cause the Company to fall within the definition of ‘‘investment company’’ inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire additional assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in Infrastructure Assets that it would otherwise want to acquire and that would be important to its business strategy.
The Investment Company Act provides certain protections to investors and imposes certain restrictions on companies that are required to be regulated as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. If the Company were required to register as an investment company under the Investment Company Act, it would be impractical for the Company to operate as contemplated. Agreements and arrangements between and among the Company and the Manager would be impaired, the type and amount of acquisitions that the Company would be able to make as a principal would be limited and its business, financial condition and results of operations would be materially adversely affected. Accordingly, the Company would be required to take extraordinary steps to address the situation, such as the amendment or termination of the Management Agreement, the restructuring of the Company and its Joint Ventures, the amendment of the Company’s LLC Agreement or the termination and liquidation of the Company, any of which could materially adversely affect the value of the Shares.
The Company expects that the Manager will terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event. The Company expects that termination of the Management Agreement will obligate the Company to forfeit its controlling interest in any Joint Venture, which would likely require the Company to register as an investment company under the Investment Company Act and adversely affect an investment in the Company’s Shares.
If the Company were required to register as an investment company but failed to do so, the Company would be prohibited from engaging in its business, and civil actions could be brought against the Company, the Manager and their affiliates. In addition, the Company’s contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the Company and liquidate its business.
If we are required to register as an investment company under the Investment Company Act, we would likely be treated as a publicly traded partnership that is subject to corporate income taxes.
If the Company were deemed to be an investment company under the Investment Company Act, it would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment could materially adversely affect the value of the Shares.

Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.
The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by our Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of our Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares, whatsoever. When the Board is permitted to or required to make a decision in its ‘‘discretion’’ or that it deems ‘‘necessary or appropriate’’ or ‘‘necessary or advisable,’’ then the Board will be entitled to consider only such interests and factors as it desires, including the interests of KKR and its affiliates and will not be subject to any different standards imposed by the LLC Agreement, the Delaware Limited Liability Company Act or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.
The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against directors if the directors breach their obligations pursuant to the LLC Agreement. Unless a director breaches her or his obligations pursuant to the LLC Agreement, we and holders of our Shares will not have any recourse against such director even if such director were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in the LLC Agreement, the LLC Agreement provides that members of the Board will not be liable to our Shareholders, for any losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission or for any breach of contract (including a breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, (A) in respect of the matter in question, such member of the Board acted in bad faith or engaged in fraud or willful misconduct or (B) the action or omission by such member of the Board was not made during the course of performing, or pursuant to, the Board’s duties. These provisions are detrimental to the holders of our Shares because they restrict the remedies available to Shareholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.
Whenever a potential conflict of interest exists between us and KKR, the Manager or any of their respective affiliates, the Board may resolve such conflict of interest. If the Board determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
Also, if the Board obtains the approval of our Audit Committee, the resolution will be deemed to be approved by all Shareholders of the Company and deemed not to be a breach by the Board of the LLC Agreement or any duties it may owe to the Company or holders of our Shares. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase, receive or otherwise hold Shares, you will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the Audit Committee.
We have also agreed to indemnify and hold harmless the members of the Board and the officers of the Company (each such person being an “Indemnified Party”), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission of an Indemnified Party, or for any breach of contract (including breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Indemnified Party’s action or omission constitutes fraud, willful misconduct or bad faith or the Indemnified Party’s actions or omissions were not made during the course of performing or pursuant to the Indemnified Party’s duties as a director, officer, trustee, manager, employee or agent of the Company or an affiliate thereof.
The Board may cause the Company to repurchase Shares from time to time or assign this right to KKR or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, a member may have their Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement included as an exhibit to this Annual Report on Form 10-K. Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.
The Board, KKR, the Manager, our officers and their respective affiliates and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for Shareholders.
The LLC Agreement will include exculpation and indemnification provisions that will limit the circumstances under which KKR, its affiliates and others can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, KKR investment professionals and their respective affiliates, and placement agents and finders, will be entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to Shareholders. Such obligations will survive the dissolution of the Company. KKR and its affiliates will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that KKR and its affiliates operates. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the Manager and its affiliates are modified pursuant to the terms of the LLC Agreement and to the extent permitted by law. As a result, the Shareholders will have a more limited right of action in certain cases than they would in the absence of such limitations.
We have certain reporting obligations not applicable to private companies. We need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.
We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.
We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.
Certain acquisitions by the Company that involve the acquisition of a business connected with or related to national security or that has a nexus to critical or sensitive sectors could be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the Company. In the event that CFIUS or another regulator reviews one or more of the Company’s proposed or existing Infrastructure Assets, there can be no assurances that the Company will be able to maintain, or proceed with, such acquisitions on terms acceptable to the Company. CFIUS or another regulator could impose limitations on or prohibit one or more of the Company’s acquisitions of Infrastructure Assets. Such limitations or restrictions could prevent the Company from maintaining or pursuing acquisitions, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain acquisitions that we believe would otherwise be attractive to the Company and our Shareholders.
In addition, certain of the Shareholders of the Company will be non-U.S. shareholders, and in the aggregate, may comprise a substantial portion of the Company’s Shareholders, which would increase both the risk that acquisitions could be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on the Company’s Infrastructure Assets. In the event that restrictions are imposed on any acquisition by the Company due to the non-U.S. status of a Shareholder or group of Shareholders or other related CFIUS or national security considerations, the Manager could choose to restrict such Shareholder’s or such group of Shareholders’ ability to invest in or receive information with respect to any such Infrastructure Asset. However, there can be no assurance that any restrictions implemented on any such Shareholder or any such group of Shareholders will allow the Company to maintain, or proceed with, any acquisition.
We could become subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA and potential Controlled Group Liability.
We intend to conduct our affairs so that our assets should not be deemed to constitute ‘‘plan assets’’ of any Shareholder that is a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”).
If, notwithstanding our intent, the assets of the Company were deemed to be ‘‘plan assets’’ of any Shareholder that is a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%.In addition, with respect to a benefit plan investor that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
We may require any person proposing to acquire our Shares to furnish such information as may be necessary to determine compliance with an exception under ERISA or the Plan Asset Regulations, including whether such person is a benefit plan investor. In addition, we have the power to (a) exclude any Shareholder or potential Shareholder from purchasing our Shares and (b) prohibit any redemption of our Shares if our Manager determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code or any applicable similar laws, and all Shares of the Company shall be subject to such terms and conditions.
Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both ‘‘parent-subsidiary groups’’ and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its Infrastructure Assets, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business”.
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its Infrastructure Assets and the nature of any management fee arrangements.
If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Infrastructure Assets by the Company and/or its affiliates and other co-investors in an Infrastructure Asset and their respective ownership interests in the Infrastructure Asset, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting need for additional investments in the Company, the appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Company’s Infrastructure Assets could become jointly and severally liable for another Infrastructure Asset’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant structures and ownership interests as noted above.
Failure to comply with Data Protection and Privacy Laws could lead to significant fines, sanctions and penalties.
The adoption, interpretation and application of consumer, data protection and/or privacy laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Manager and the Company, and as such could increase costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its Infrastructure Assets are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.
Many U.S. states and foreign countries and governmental bodies, including the EU member states, have enacted and continued to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons such as the Manager, the Company or their respective service providers process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Further, Brexit has created uncertainty with regard to the regulation of data protection in the U.K. As of the beginning of 2021 (when the transitional period following Brexit expired), data processors and controllers are required to comply with the GDPR as well as the U.K. equivalent, which exposes us to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the U.K. to the U.S. and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Furthermore, in the U.S. several state legislatures have passed comprehensive Privacy Laws, which have gone into effect or will soon go into effect, including the California Consumer Privacy Act, which was further expanded by the California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022), as well as forthcoming laws in Colorado, Connecticut,

Utah and Virginia. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates.
Infrastructure Assets are subject to Privacy Laws in the jurisdictions in which they operate. Compliance with current and future Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned business activities and as such could increase costs for the Company and/or Infrastructure Assets. Although the Company, the Manager and KKR intend to make reasonable efforts to comply with all Privacy Laws, we may not be successful in complying with the rapidly evolving privacy, data protection, and security requirements discussed above. Further, there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident or other claim that a consumer’s privacy rights have been violated. Any actual or perceived failure to comply with our posted privacy policies, Privacy Laws, or any other legal obligations, such as contractual obligations, relating to privacy, data protection, security, breach notification or consumer protection, could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could have an adverse effect on our business, reputation, results of operations or financial condition. In addition, we could be required to fundamentally change our business activities and practices or modify our solutions and services, which could have an adverse effect on our business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations or financial condition.
Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
IT systems and related software applications, including those owned or controlled by third parties, are integral to our business. The Company, its Infrastructure Assets, the Manager, their affiliates and their service providers are subject to risks associated with a breach in cybersecurity, including business disruption and information security risks. A business disruption or outage could be caused by various events including pandemics, natural catastrophes, systems outages or a cybersecurity attack (see also “—Force majeure events may adversely affect our assets” above). Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity attacks are increasing in frequency and severity and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, disrupted denial of service attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized or unintended release of confidential or otherwise protected information, including, without limitation, personal information and information regarding the Shareholders and the Company’s business activities, and corruption of data. In particular, ransomware attacks are evolving and typically carried out via a form of malicious software designed to encrypt the files on and/or block access to the information system until the demanded ransom is paid, resulting in significant business disruption, financial losses (including potentially ransom payments and/or costs and expenses associated with engaging decryption specialists), reputational costs, and loss of data. Infrastructure Assets of entities such as the Company, broker-dealers, investment advisers, investment companies and service providers to such entities are especially vulnerable to ransomware attacks because they are seen as attractive targets that are more willing to pay the demanded ransom. Private fund managers who disclose information about their senior management executives in routine public filings, which is the case with respect to KKR, could also be targeted. The damage or interruptions to information technology systems might cause losses to the Company or the Shareholders, including, without limitation, by interfering with the processing and completion of transactions, affecting the Company’s ability to conduct valuations or impeding or sabotaging trading, or by damaging the Company’s Infrastructure Assets through direct economic losses or indirect losses from reputational harm or related litigation or regulatory action. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers. The Company could also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, regulatory fines/penalties, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Manager to civil liability as well as regulatory inquiry and/or action. The SEC’s Office of Compliance Inspections and Examinations has issued risk alerts regarding cybersecurity and the prevention of ransomware attacks, which remain one of its key examination priorities. Shareholders could also be exposed to losses resulting from unauthorized use or dissemination of their personal information. If a security breach or other incident were to result in the unauthorized access to or unauthorized processing of personal, sensitive or other regulated information, it may be necessary to notify individuals, governmental authorities, supervisory bodies and other parties pursuant to Privacy Laws. Affected users (including customers or third parties) or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosures of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. KKR does not control the cybersecurity systems put in place by third-party service providers, which could have limited indemnification obligations to KKR, the Company or any Infrastructure Asset of the Company, each of whom could be negatively impacted as a result.
The Company, its Infrastructure Assets, the Manager and their affiliates rely extensively on computer programs and systems (and likely will rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain Infrastructure Assets, monitoring the Company’s Infrastructure Assets and net capital and generating risk management and other reports that are critical to oversight of the Company’s or its Infrastructure Assets’ activities. Certain of the Company’s, its Infrastructure Assets’, and the Manager’s operations will be dependent upon systems operated by third parties, including prime-broker(s), administrators, market counterparties and their sub-custodians and other service providers. The Company’s and its Infrastructure Assets’ service providers also depend on information technology systems and, notwithstanding the diligence that the Company or its Infrastructure Assets perform on their service providers, the Company or its Infrastructure Assets might not be in a position to verify the risks or reliability of such information technology systems. The failure, corruption, disruption or breach of one or more systems (including as a result of the occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Manager’s disaster recovery systems, or a support failure from external providers) or the inability of such systems to satisfy a shareholder’s needs, including the execution of relevant transactions, could have a negative effect on the Manager’s ability to conduct business and thus, the Company, particularly if those events affect the Manager’s computer-based data processing, transmission, storage and retrieval systems or destroy the Manager’s data, which may result in liability and reputational damage. If a significant number of the Manager’s personnel were to be unavailable in the event of a disaster or other event, the Manager’s ability to effectively conduct the Company’s business could be severely compromised. The Company’s controls and procedures, business continuity systems and data security systems could prove to be inadequate. These problems could arise in the Company’s internally developed systems and the systems of third-party service providers.
Information and technology systems of the Manager, KKR and their affiliates (in addition to those of the Company’s Infrastructure Assets) could be vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Manager and its affiliates have implemented various measures to manage risks relating to these types of events, and Infrastructure Assets are also expected to implement similar measures, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, the Manager, the Company’s Infrastructure Assets and their affiliates might have to make a significant investment to fix or replace them. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of the Manager, the Company’s Infrastructure Assets and their affiliates and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to the Shareholders (and the beneficial owners of the Shareholders). Such a failure could harm the reputation of the Manager, the Company’s Infrastructure Assets and their affiliates and could subject the Manager, the Company’s Infrastructure Assets and their affiliates to legal claims, and otherwise affect their business, financial performance and reputation.
Risks Related to an Investment in Our Shares
There is no market for the Shares and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases.
The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. There is no public market for the Shares and none is expected to develop.

Accordingly, there are no quoted prices for the Shares. In addition, there are substantial restrictions upon the repurchase of Shares under the LLC Agreement and applicable securities laws. Consequently, Shareholders must be prepared to bear the risks of owning Shares for an extended period of time (see “Item 1. Business—Share Repurchases—Quarterly Tender Offers”).
We may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations.
The LLC Agreement can be amended from time to time generally by us in cooperation with KKR, without the consent of the Shareholders as set forth in the LLC Agreement, except that certain amendments require approval by the Board and/or Shareholders holding a majority of the outstanding Class G Shares. The LLC Agreement sets forth certain other procedures for its amendment, including provisions allowing us to amend the LLC Agreement without the consent of the Shareholders in certain circumstances. In addition, lenders to the Company will, under the terms of financing arrangements put in place with them, require us to seek lender approval of certain amendments to the LLC Agreement prior to the Board adopting any such amendment. The Company will file a Form 8-K with the SEC disclosing any amendments made to its LLC Agreement.
The voting power of the Company’s Shares is vested exclusively in the holders of the Class G Shares. KKR owns and is expected to continue to own all of the Company’s outstanding Class G Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Manager, KKR and their affiliates to conduct and manage the affairs of the Company and its Infrastructure Assets.
The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.
Distributions to Shareholders will be made only if, as and when declared by the Manager. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s Infrastructure Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company’s operating activities, actual or anticipated Management Fees. If the Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Manager’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Manager. Neither the Manager nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Manager does not charge a Management Fee on and KKR does not receive a Performance Participation Allocation for KKR Shares, the per Share amount of distributions on the KKR Shares could be higher compared to the Investor Shares.
Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.
Within the parameters of the Company’s valuation policies and procedures, the valuation methodologies used to value the Company’s assets will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.
Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable upon repurchase to tendering investors and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month. The Company will rely on the Manager and its affiliates for valuation of the Company’s assets and liabilities.
The values of the Company’s assets are established in accordance with the Company’s valuation policies and procedures approved by the Board. The valuation policies and procedures can be modified by the Board. The Company will primarily hold Infrastructure Assets and other assets that will not have readily assessable market values. The Manager will determine the estimated values of the Company’s Infrastructure Assets and the Company will use the estimated values provided as well as inputs from other sources in computing the Company’s monthly NAV per Share.

The monthly valuations performed by the Manager may vary from similar valuations performed by any independent third parties for similar types of assets. The valuation of illiquid assets is inherently subjective and subject to increased risk that the information utilized to value such assets or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the assets, market conditions at the time of such valuations and/or any anticipated disposition of the assets, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the assets, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s assets may also be affected by any changes in accounting standards, policies or practices as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of Infrastructure Assets, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. Accordingly, such values may not accurately reflect the actual market values of the assets, and, thus, shareholders will likely make decisions as to whether to purchase or tender Shares without complete and accurate valuation information.
Determining the impact of these factors on the valuation of Infrastructure Assets involves a significant degree of judgment. Because valuations, and in particular valuations of assets for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Manager’s fair value determinations may differ materially from the values that would have resulted if a ready market had existed.
During periods of market uncertainty and volatility, accurate valuations may be even more difficult to obtain. This is particularly true during periods of low transaction volume because there are fewer market transactions that can be considered in the context of a valuation. Changes in credit markets can also impact valuations and may have offsetting results when using discounted cash flow analysis for Infrastructure Assets that do not have readily observable market prices. For example, if applicable interest rates rise, then the assumed cost of capital for Infrastructure Assets would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows.
In addition, Shareholders would be adversely affected by higher Management Fees and by higher Performance Participation Allocations if the Company’s NAV is overstated. Due to a wide variety of market factors and the nature of certain assets to be held by the Company, there is no guarantee that the value determined by the Company will represent the value that will be realized by the Company on a realization of the asset or that would, in fact, be realized upon an immediate disposition of the assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Fees”.
Further, in connection with each subscription or repurchase of Shares, a Shareholder will receive an amount of Shares or cash, respectively, at a price that reflects the Company’s most recent calculated NAV (which generally will be the Company’s NAV as determined as of the last day of the immediately preceding calendar month). There is no requirement, and it is not anticipated, that a new valuation will be made in connection with any such purchase and related issuance of Shares and, as a result, the price paid for Shares may not accurately reflect the current NAV at the time of issuance.
Any discrepancy between the NAV of the Company used in connection with the repurchase or issuance and the actual NAV of the Company as of the date of such repurchase or issuance may have an adverse effect on the shareholder from whom shares are repurchased, the shareholder to whom Shares are issued or the Company as a whole, as applicable. Any such discrepancy may also lead the Company to dispose of more assets than necessary, and potentially at less advantageous prices. By way of example, in the event the Company were to liquidate assets in order to satisfy repurchase requests based on a determination of NAV of the Company used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Company as of the repurchase date, a repurchasing shareholder requesting to repurchase a certain percentage of its Shares may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby adversely affecting remaining shareholders and the ability of the Company to employ the excess amounts paid out for the assets of the Company or other cash needs. If the Company were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Company would have borrowed had the correct NAV been used to calculate repurchase proceeds, and such higher borrowing may have an adverse effect on the remaining Shareholders. In addition, if a new purchase of Shares by a new shareholder is made based on such erroneously high NAV, the number of Shares issued to such new shareholder will be lower than the number of Shares it should have received.

See “Item 1. Business—Net Asset Value— Valuation Policies and Procedures” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Valuation Matters”.
Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods we use to calculate our monthly NAV, which is the basis for the offering price for our shares offered and the investment value published in customer account statements for our shareholders, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our shares monthly solely for purposes of establishing the price at which we sell and repurchase our shares, and for publishing the value of each shareholder’s investment in us on such shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our shares.
We are a new company and have a limited operating history.
The Company and the Manager have limited operating history upon which prospective shareholders can evaluate their performance. Further, shareholder should draw no conclusions from the prior experience of the members of the KKR Infrastructure Team, whether or not they have been with KKR and involved in the Company or KKR funds, or the performance of any investments of KKR or its affiliates or of funds, vehicles or accounts sponsored or managed by any of them, and should not expect to achieve similar returns. The past performance of KKR’s investment funds, vehicles and accounts is not predictive of the Company’s performance, in particular because the structure, terms and objectives of certain of such funds, vehicles and accounts differ from the business objectives of the Company. The Company’s Infrastructure Assets are expected to differ from previous investments (including previous infrastructure investments) made by KKR in a number of respects. Also, some of the KKR investment personnel involved in the investments of KKR’s investment funds, vehicles and accounts may not be involved in the business activities of the Company. KKR has not previously sponsored or managed an operating company that owns and operates Infrastructure Assets for the long term pursuing the same primary business objective and strategy as the Company. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new company, including the risk that it will not achieve its business objectives and that the value of Shares could decline substantially.
The Manager cannot provide assurance that it will be able to choose, make, and realize returns in any particular Infrastructure Asset. There can be no assurance that the Company will be able to generate returns for the Shareholders or that the returns will be commensurate with the risks of owning and controlling the type of Infrastructure Assets described herein. There can be no assurance that any Shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.
Due to the nature of Infrastructure Assets, shareholders will have limited liquidity and may not receive a full return of their invested capital if they elect to have their shares repurchased by the Company.
A purchase of the Company’s shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Infrastructure Assets are generally less liquid and involve longer hold periods than traditional monthly NAV equity investments, and, in the case of the Company, certain Infrastructure Assets may be held for the long-term. Investments in infrastructure projects can be difficult or impossible to realize. Since there is no established market for the Shares, and none is expected to develop, a shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company will be subject to restrictions on resales under applicable securities laws. It is uncertain as to when profits, if any, will be realized by a shareholder and if such shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful Infrastructure Assets may be realized before gains on successful Infrastructure Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a shareholder’s request for repurchase will be determined by the Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of

Infrastructure Assets, the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Manager determines there is insufficient liquidity to meet repurchase requests, such requests will be delayed until the Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own Infrastructure Assets for the long term, which will be structured through Joint Ventures. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Infrastructure Assets for purchase by the Company and will also limit the ability of the Company to sell Infrastructure Assets at their fair market value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.
The realizable value of a highly illiquid Infrastructure Asset at any given time could be less than its intrinsic value. In addition, certain types of Infrastructure Assets owned by the Company are likely to require a substantial length of time to liquidate. As a result, the Company could be unable to realize its business objectives by sale or other disposition at attractive prices or could otherwise be unable to complete any exit strategy.
A purchase of the Company’s shares is suitable only for sophisticated investors and an investor must have the financial ability to understand and the willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in a purchase of the Company’s shares. Shareholders should consult their professional advisors to assist them in making their own legal, tax, regulatory, accounting and financial evaluation of the merits and risks of a purchase of the Company’s shares in light of their own circumstances and financial condition.
Certain acquisitions by the Company may be securities that are or become publicly traded and are therefore subject to the risks inherent in investing in public securities. Such securities will involve economic, political, interest rate, and other risks, any of which could result in an adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices.
There is no public trading market for Shares of the Company; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.
There is no current public trading market for shares of the Company, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for a Shareholder to dispose of its Shares. While the Company currently intends to conduct quarterly tender offers to repurchase Shares, it does not expect to do so until after December 31, 2023 and even after such date there is no guarantee that the Company will elect to conduct a tender offer. Moreover, even if the Company conducts a tender offer, there is no guarantee that shareholders will be able to sell all of the Shares that they desire to sell in any particular tender offer. In the event that we repurchase shares in any tender offer, we expect to repurchase shares at a price equal to either the NAV per share, or a discount to the NAV per Share, of the class of Shares being repurchased as of the last day of the quarter prior to the commencement of the tender offer and not based on the price at which a shareholder initially purchased its shares. As a result, a shareholder may receive less than the price it paid for its shares when the shareholder sells them to us pursuant to any tender offer. See “Item 1. Business—Share Repurchases—Quarterly Tender Offers”. Repurchase requests in a tender offer will be subject to the Early Repurchase Fee if the Shares are tendered within 24 months of the original issue date of such Shares.

The Company may conduct quarterly tender offers for any Excess Shares at a price based on 90% NAV per Share for each applicable class as of the last business day of the quarter prior to the commencement of any tender offer. There is no guarantee that such Excess Shares will be repurchased and create actual additional liquidity to such Shareholder.
A shareholder’s ability to have its shares repurchased by us is limited.
The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not currently listed for trading on any securities exchange. There is no public market for the Shares and none is expected to develop. The Shares therefore are not readily marketable and shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

In recognition that a secondary market for the Shares likely will not develop, the Manager expects that it will generally recommend to the Repurchase Committee that the Company conduct quarterly tender offers. However, the Company does not expect to conduct any tender offers until after December 31, 2023. Although the Company may offer to conduct a legal tender offer, no assurance can be given that these repurchases will occur as contemplated or at all. If the Company conducts tender offers, it will do so at times and in amounts that will depend on the Repurchase Committee. The vast majority of our assets consist of Infrastructure Assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid assets to immediately satisfy repurchase requests. In addition, in extreme cases, the Company may not be able to complete repurchases due to its inability to liquidate a portion of its portfolio. The Company may need to suspend or postpone tender offers if it is not able to dispose of Infrastructure Assets in a timely manner.

Even if the Company makes a tender offer, there is no guarantee that shareholders will be able to sell all of the Shares that they desire to sell in any particular tender offer. If a tender offer is oversubscribed by shareholders, the Company will generally repurchase only a pro rata portion of the Shares tendered by each shareholder. A large shareholder in the Company seeking repurchase may increase the likelihood of all shareholders seeking repurchase will have their requests reduced pro rata. The potential for pro ration may cause some shareholders to tender more Shares for repurchase than they otherwise would wish to have repurchased, which may adversely affect others wishing to participate in the tender offer. If the Company offers to repurchase Excess Shares at a discount to NAV, shareholders who elect to tender their Shares for repurchase at a discount may receive less than the full value of their Shares.

The Manager expects that each quarter it will generally recommend to the Repurchase Committee that the Company conduct a tender offer. However, there may be quarters in which the Manager recommends to the Repurchase Committee that we do not conduct a tender offer, or that we conduct a tender offer for less than 5% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares. Nonetheless, if adverse market conditions that are beyond our control would require the Company to dispose of Infrastructure Assets at unfavorable prices or if the Manager believes that conducting a tender offer for 5% of the aggregate NAV of the Company’s outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares would impose an undue burden on shareholders who do not tender compared to the benefits of giving shareholders the opportunity to sell all or a portion of their Shares at NAV, the Manager may recommend to the Repurchase Committee that the Company: (i) not conduct a tender offer, (ii) conduct a tender offer for less than 5% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares, (iii) conduct a tender offer for up to 5.0% of the aggregate NAV of our outstanding Class S, Class D, Class U, Class I, Class R and Class F Shares and elect to purchase up to 0.5% of additional aggregate NAV of such shares in accordance with Rule 13e-4(f)(1) under the Exchange Act, or (iv) not offer to repurchase Excess Shares in connection with a tender offer. Regardless of the recommendation of the Manager, the Repurchase Committee may, or may determine not to, cause the Company to conduct a tender offer for any given quarter.

There may be quarters in which no tender offer is made, and it is possible that no tender offers will be conducted by the Company at all. If our Repurchase Committee determines that we should not make a tender offer, shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If the Company does conduct tender offers, it may be required to sell assets to purchase Shares that are tendered, which may increase risks for remaining shareholders and increase Company expenses as a percent of assets. In addition, while the Company is permitted to borrow money to finance the repurchase of Shares pursuant to tender offers, there can be no assurance that the Company will be able to obtain such financing if it attempts to do so. Moreover, if the Company’s assets do not provide adequate liquidity to fund tender offers, the Company may extend the last day of any tender offer, which will cause the shareholder to be paid at a later date than if the tender offer were not extended.

As a result, a shareholder’s ability to have its shares repurchased by us may be limited and at times the shareholder may not be able to liquidate its investment. See “Item 1. Business—Share Repurchases—Quarterly Tender Offers.”
Economic events that may cause our shareholders to request that we repurchase their shares in connection with a tender offer by us may materially and adversely affect our cash flows, our results of operations and financial condition.
Economic events could cause our Shareholders to seek to sell their shares to us pursuant to any tender offer for (i) up to 5% of the aggregate NAV of our outstanding Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R Shares and Class F Shares at a price based on the NAV per Share for each applicable class or (ii) Excess Shares at a price based on 90% of the NAV per Share for each applicable class, at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting tender requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to fund a tender offer, we may not be able to meet future redemption requests, take advantage of new acquisition opportunities or realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

The Company may require a Shareholder to have its shares repurchased at any time in its sole discretion.
The Company may require a Shareholder to surrender and have all or any portion of its Shares repurchased at any time if the Company determines that it would be in the interest of the Company, as determined by the Repurchase Committee, for the Company to repurchase the Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits on quarterly tender offers or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion. See “Item 1. Business—Share Repurchases—Mandatory Repurchases”.
Holders of Class R Shares and Class U Shares may have their shares automatically converted to Class I Shares and Class S Shares, respectively.
The Company expects that holders of Class R Shares and Class U Shares will generally purchase Class R Shares or Class U Shares in connection with select intermediaries that have negotiated selling agreements with the Dealer Manager. Under the terms of the LLC Agreement, if an intermediary fails to arrange for purchases and subscriptions by clients of such intermediary amounting to at least $100 million during the 12-month period following the Initial Offering, holders of Class R Shares or Class U Shares that were purchased through that intermediary will automatically be converted into Class I Shares and Class S Shares, respectively. Accordingly, after such a conversion, holders of such converted Shares will bear the Management Fee charged on Class I Shares or Class S Shares, which is higher than the Management Fee charged on Class R Shares and Class U Shares.
Payment of the Management Fee or Performance Participation Allocation in Shares will dilute a shareholder’s interest in the Company.
At the Manager’s election, the Company will pay the Manager all or a portion of its Management Fees in Class F Shares in lieu of paying the Manager an equivalent amount of such Management Fee in cash, which will dilute the interests of Investor Shares issued by the Company. In addition, the Company may pay the Manager all or a portion of its Performance Participation Allocation in Class F Shares in lieu of paying the Manager an equivalent amount of such Performance Participation Allocation in cash, which will similarly dilute the interests of Investor Shares issued by the Company.
Shareholders holding Shares through accounts regulated by ERISA, such as individual retirement accounts (IRAs) and 401(k) plans, may be subject to additional regulatory and tax risks.
If the assets of the Company were deemed to be “plan assets” within the meaning of the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. Fiduciaries of benefit plan investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Manager and would not be protected from liability resulting from our decisions. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
Risks Related to Our Liquidity Portfolio
We may hold corporate bonds.
Corporate bonds include a wide variety of debt obligations of varying maturities issued by U.S. and foreign corporations (including banks) and other business entities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures and similar instruments and securities. We may hold U.S. dollar-denominated corporate bonds and may also hold bonds denominated in foreign currencies.
We may hold corporate bonds that are below investment grade quality. Corporate bonds rated below investment grade quality (that is, rated below “BBB-” by Standard & Poor’s Corporation (“S&P”) or Fitch Ratings, Inc. (“Fitch”), below “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or comparably rated by another nationally recognized statistical rating organization (“NRSRO”) are commonly referred to as “high yield” securities or “junk bonds.” Issuers of securities rated BB+/Ba1 are regarded as having current capacity to make principal and interest payments but are subject to business, financial or economic conditions which could adversely affect such payment capacity. Corporate bonds rated BBB- or Baa3 or above are considered “investment grade” securities. Corporate bonds rated Baa are considered medium grade obligations that lack outstanding investment characteristics and have speculative characteristics, while corporate bonds rated BBB are regarded as having adequate capacity to pay principal and interest. Corporate bonds rated below investment grade quality are obligations of issuers that are considered predominately speculative with respect to the issuer’s capacity to pay interest and repay principal according to the terms of the obligation and, therefore, carry greater investment risk, including the possibility of issuer default and bankruptcy and increased market price volatility. Corporate bonds rated below investment grade tend to be less marketable than higher-quality securities because the market for them is less broad. The market for corporate bonds unrated by any NRSRO is even narrower. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling these securities. We will be more dependent on the Manager’s research and analysis when investing in these securities.
The ratings of Moody’s, S&P and Fitch generally represent their opinions as to the quality of the bonds they rate. These ratings are relative and subjective, are not absolute standards of quality, are subject to change and do not evaluate the market risk and liquidity of the securities. Consequently, bonds with the same maturity, coupon and rating may have different yields while obligations of the same maturity and coupon with different ratings may have the same yield.
We may hold bonds across broad segments of the bond market. If we hold a significant portion of our assets in one segment, we will be more susceptible to economic, business, political, regulatory and other developments generally affecting issuers in such segment of the corporate bond market.
The debt of infrastructure companies is subject to the risks associated with companies operating in the infrastructure space. Infrastructure companies may be subject to a variety of factors that may adversely affect their business or operations, including high interest costs in connection with capital construction programs, high leverage, costs associated with environmental and other regulations, the effects of economic slowdown, surplus capacity, increased competition from other providers of services, uncertainties concerning the availability of fuel at reasonable prices, the effects of energy conservation policies and other factors. Other factors that may affect the operations of infrastructure companies include difficulty in raising capital in adequate amounts on reasonable terms in periods of high inflation and unsettled capital markets, inexperience with and potential losses resulting from a developing deregulatory environment, increased susceptibility to terrorist acts or political actions, and general changes in market sentiment towards infrastructure assets.
We may be subject to the risk of commercial mortgage backed securities (“CMBS”).
CMBS are, generally, securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. CMBS are subject to particular risks, including lack of standardized terms, shorter maturities than residential mortgage loans and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by certain property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related mortgage loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate asset rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property is subject to various risks, including changes in general or local economic conditions and/or specific industry segments; the solvency of the related tenants; declines in real estate values; declines in rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies; acts of God; terrorist threats and attacks; and social unrest, civil disturbances, epidemics and other public crises. Consequently, adverse changes in economic conditions and circumstances are more likely to have an adverse impact on mortgage-related securities secured by loans on commercial properties than on those secured by loans on residential properties. In addition, commercial lending generally is viewed as exposing the lender to a greater risk of loss than one- to four- family residential lending. Commercial lending, for example, typically involves larger loans to single borrowers or groups of related borrowers than residential one- to four- family mortgage loans.
The exercise of remedies and successful realization of liquidation proceeds relating to CMBS is also highly dependent on the performance of the servicer or special servicer. In many cases, overall control over the special servicing of related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. There may be a limited number of special servicers available, particularly those that do not have conflicts of interest.

The Manager will value our potential CMBS based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. The Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Manager overestimates the pool level losses relative to the price the fund pays for a particular CMBS, we may experience losses with respect to such CMBS. Credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our assets and impair our ability to sell such CMBS if we were required to liquidate all or a portion of our CMBS quickly. Additionally, certain securities, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that would limit our ability to sell such CMBS.
We may be subject to residential mortgage-backed securities (“RMBS”) risk.
RMBS are, generally, securities that represent interest in a pools of residential mortgage loans secured by one to four family residential mortgage loans. Our holdings of RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our holdings of RMBS are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our RMBS assets and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our holdings and we may incur a loss on these holdings.
We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In addition, we may hold government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the Treasury. The Treasury has no legal obligation to provide such line of credit and may choose not to do so.
Our holdings of pass-through certificates, securitization vehicles or other special purpose entities (collectively, “asset-backed securities”) may involve risks that differ from or are greater than risks associated with other types of instruments.
Asset-backed securities may be more sensitive to changes in prevailing interest rates than other securities. In addition, prepayment on the underlying assets may have the effect of shortening the weighted average maturity of the portfolio assets of such entities and may lower their return. The asset-backed securities we may hold are also subject to risks associated with their structure and the nature of the underlying assets and the servicing of those assets; for this reason, many of the other risks described herein are relevant to the asset-backed securities to which we may have exposure. There is risk that the underlying debt securities will default and that recovery on repossessed collateral might be unavailable or inadequate to support payments on the underlying investments. Payment of interest and repayment of principal on asset-backed securities, as well as the return associated with an equity investment in an asset-backed security, is largely dependent upon the cash flows generated by the underlying loans or other assets backing the securities. The risks and returns for holders like us in asset-backed securities depend on the tranche in which the holder has an interest. The debt tranche(s) are entitled to receive payment before the equity if the cash flow generated by the underlying assets is insufficient to allow the vehicle to make payments on all of the tranches. The debt tranche(s), therefore, may receive higher credit ratings (if rated) and the equity tranche may be considered more speculative. Many asset-backed securities we may hold may be difficult to value and may be deemed illiquid. Asset-backed securities may have the effect of magnifying our exposure to changes in the value of the underlying assets and may also result in increased volatility in our NAV. This means we may have the potential for greater gains, as well as the potential for greater losses, than if we owned the underlying asset directly. The value of an investment in our Shares may be more volatile and other risks tend to be compounded if and to the extent that we are exposed to asset-backed securities. In the event that the market for asset-backed securities experiences high volatility and a lack of liquidity, the value of many asset-backed securities may decline. Any mishandling of related documentation by a servicer may also affect the rights of the security holders in and to the underlying collateral.

Collateralized bond obligations, collateralized loan obligations and other collateralized debt obligations are subject to additional risk.
We may hold collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”) and other collateralized debt obligations (“CDOs”) and other similarly structured securities. CBOs, CLOs and CDOs are types of asset-backed securities. A CBO is a trust which is often backed by a diversified pool of high risk, below investment grade fixed income securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate commercial real estate loans, including loans that may be rated below investment grade or equivalent unrated loans. Other CDOs are trusts backed by other types of assets representing obligations of various parties. CBOs, CLOs and other CDOs may charge management fees and administrative expenses. The risks of an investment in a CBO, CLO or other CDO depend largely on the type of the collateral securities and the class of the instrument we hold. CBOs, CLOs and other CDOs may carry additional risks including, but are not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the possibility that the quality of the collateral may decline in value or default; (iii) the possibility that holdings of CBOs, CLOs and other CDOs are subordinate to other classes or tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of acquisition and may produce disputes with the issuer or unexpected investment results.
Risks Related to Taxation
The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying operating subsidiaries, and we cannot assure our Shareholders that our Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.
In general, a Shareholder must include in income its allocable share of our Company’s items of income (including any deemed distributions from any subsidiary which may be treated as a “personal holding company”), gain, loss and deduction for each of our Company’s fiscal years ending with or within such Shareholder’s tax year. However, the cash distributed to a Shareholder may not be sufficient to pay the full amount of such Shareholder’s tax liability in respect of its investment in our Company, because each Shareholder’s tax liability depends on such Shareholder’s particular tax situation and the tax treatment of the underlying activities or assets of the Company, including any taxes payable by subsidiary entities. If the Company is unable to or decides not to distribute cash in amounts that are sufficient to fund a Shareholder’s tax liabilities, each Shareholder will still be required to pay income taxes on its share of the Company’s taxable income and will need to fund such liability from other sources.
If the Company or the Operating Subsidiaries were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be adversely affected.
The value of our Shares to Shareholders will depend in part on the treatment of the Company and the Operating Subsidiaries as flow-through entities for U.S. federal income tax purposes. However, in order for the Company to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of the Company’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code, and the Company must not be required to register, if it were a U.S. corporation, as an investment company under the Investment Company Act and related rules. Although the Company operates in a manner such that it will not need to be registered as an investment company if it were a corporation and so that it will meet the 90% test described above in each taxable year, the Company may not meet these requirements, or current law may change so as to cause, in either event, the Company to be treated as a corporation for U.S. federal income tax purposes. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.
Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes.
The Company operates in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and intends to rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.
The Company structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The tax characterization of the Company structure is also subject to potential legislative, judicial, or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of Shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the IRS, the Treasury Department and the courts, frequently resulting in changes which could adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for the Company to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of the Company’s income, reduce the net amount of distributions available to Shareholders, or otherwise affect the tax considerations of owning Shares. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.
To meet U.S. federal income tax and other objectives, the Company and the Operating Subsidiaries may invest through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, and such subsidiaries may be subject to corporate income tax or be classified as Passive Foreign Investment Companies (“PFICs”) or “controlled foreign corporations” (“CFCs”).
The Company may structure certain acquisitions through entities classified as corporations for U.S. federal income tax purposes. Such acquisitions will be structured as determined in the sole discretion of the Manager, generally to ensure that the Company is classified as a partnership and not a publicly traded partnership taxable as a corporation, to avoid generating UBTI, and to provide simplified tax reporting for Shareholders. No assurances can be provided that the Company’s structures will achieve their intended results. To meet these objectives, the Company and the Operating Subsidiaries may invest through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, and such subsidiaries may be subject to corporate income tax. Consequently, items of income, gain, loss, deduction, or credit realized in the first instance by the operating entities will not flow, for U.S. federal income tax purposes, directly to the Operating Subsidiaries, the Company, or Shareholders, and any such income or gain may be subject to a corporate income tax, in the United States or other jurisdictions, at the level of such subsidiary. Any such additional taxes may adversely affect the Company’s ability to maximize its cash flow and returns to investors.
In addition, if any such entity were a non-U.S. corporation, it might be considered a PFIC or CFC, which may result in additional income tax reporting or payment obligations. Because Shareholders will be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all Shareholders to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect taxes liabilities for certain Shareholders.
Tax-exempt organizations may face certain adverse U.S. tax consequences from owning Shares if the Company generates “unrelated business taxable income”.
The Company anticipates that any operating assets held by the Company will be held through entities that are treated as corporations for U.S. federal income tax purposes to avoid generating income connected with the conduct of a trade or business (which income generally would constitute UBTI to the extent allocated to a tax-exempt organization, including a tax-exempt account). However, neither the Company nor the Operating Subsidiaries are prohibited from incurring indebtedness, and no assurance can be provided that the Company will not generate UBTI. In particular, UBTI includes income attributable to debt-financed property, and the Company is not prohibited from financing the acquisition of property with debt.
If the Company were engaged in a U.S. trade or business, non-U.S. persons would face certain adverse U.S. tax consequences from owning Shares.
The Company intends to use commercially reasonable efforts to structure the activities of the Company and the Operating Subsidiaries to avoid generating income treated as effectively connected with a U.S. trade or business, other than with respect to entities classified as United States real property holding corporations (“USRPHCs”). If notwithstanding such intention, the Company were deemed to be engaged in a U.S. trade or business, beneficial owners of one or more Shares acquired pursuant to the Private Offering, other than (x) beneficial owners of one or more Shares acquired pursuant to the Private Offering that is for U.S. federal tax purposes: (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (a) that is subject to the primary supervision of a court within the United States and all substantial decisions of which one or more U.S. persons have the authority to control or (b) that has a valid election in effect under applicable regulations promulgated under the Code to be treated as a U.S. person or (y) entities classified as partnerships or other fiscally transparent entities for U.S. federal tax purposes (“Non-U.S. Holders”) generally would be required to file U.S. federal income tax returns and could be subject to U.S. federal withholding tax at the highest marginal U.S. federal income tax rates applicable to ordinary income. In addition, gain or loss from the sale of Shares by a Non-U.S. Holder would be treated as effectively connected with such trade or business (including to the extent of USRPHCs held by the Company) to the extent that such Non-U.S. Holder would have had effectively connected gain or loss the Company sold all of its assets at their fair market value as of the date of such sale. In such case, any such effectively connected gain generally would be taxable at the regular graduated U.S. federal income tax rates, and the amount realized from such sale generally would be subject to U.S. federal withholding tax.
The Company’s delivery of required tax information for a taxable year may be subject to delay, which could require a Shareholder who is a U.S. taxpayer to request an extension of the due date for such Shareholder’s income tax return.
The Company intends to provide U.S. tax information (including IRS Schedule K-1 information needed to determine a unitholder’s allocable share of our partnership’s income, gain, losses, and deductions) 75 days after the close of each calendar year. However, providing this U.S. tax information to Shareholders will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in any taxable year, a Shareholder will need to apply for an extension of time to file such Shareholder’s tax returns.
The U.S. Internal Revenue Service (“IRS”) may not agree with certain assumptions and conventions that the Company uses in order to comply with applicable U.S. federal income tax laws or that the Company uses to report income, gain, loss, deduction, and credit to Shareholders.
The Company will apply certain assumptions and conventions in order to comply with applicable tax laws and to report income, gain, deduction, loss, and credit to Shareholders in a manner that reflects such Shareholders beneficial ownership of the Company, taking into account variation in ownership interests during each taxable year. However, these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. A successful IRS challenge to such assumptions or conventions could adversely affect the amount of tax benefits available to Shareholders and could require that items of income, gain, deduction, loss, or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our Shareholders.
If the IRS makes an audit adjustment to the Company’s income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from us, in which case cash available for distribution to Shareholders might be substantially reduced.
If the IRS makes an audit adjustment to the Company’s income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from the Company instead of Shareholders. We may be permitted to elect to have Shareholders take such audit adjustment into account in accordance with their interests in the Company during the taxable year under audit. However, there can be no assurance that we will choose to make such election or that it will be available in all circumstances. If we do not make the election, and we pay taxes, penalties, or interest as a result of an audit adjustment, then cash available for distribution to Shareholders might be substantially reduced. As a result, current Shareholders might bear some or all of the cost of the tax liability resulting from such audit adjustment, even if the current Shareholders did not own Shares during the taxable year under audit.
Under the Hiring Incentives to Restore Employment Act of 2010 (“FATCA”), certain payments made or received by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met.
Under FATCA, a 30% withholding tax may apply to certain distributions made by the Company to a Shareholder, unless certain requirements are met. To ensure compliance with FATCA, information regarding certain Shareholders’ ownership of Shares may be reported to the IRS or to a non-U.S. governmental authority. Shareholders should consult their own tax advisers regarding the consequences under FATCA of an investment in Shares.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located at 30 Hudson Yards, New York, NY 10001, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II.
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock

The Company’s Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R Shares, Class F Shares, Class E Shares, Class G Shares and Class H Shares are not listed or traded on any recognized securities exchange. On October 25, 2022, the Company issued 40 Class G Shares to KKR Group Asset Holdings III L.P., an affiliate of the Manager, for an aggregate offering price of $1,000. No Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R Shares, Class F Shares, Class E Shares and Class H Shares have been issued as of December 31, 2022.

Holders

As of December 31, 2022, the Company has issued 40 Class G Shares to KKR Group Asset Holdings III L.P., an affiliate of the Manager.
Distributions
No cash distributions, including dividends and return of capital, if any, have been declared by the Company’s Board since inception.

Performance Graph

Not applicable.

Sales of Unregistered Securities

On October 25, 2022, the Company issued 40 Class G Shares to KKR Group Asset Holdings III L.P., an affiliate of the Manager, for an aggregate offering price of $1,000, in an unregistered sale of securities. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

For the period ended December 31, 2022, the Company did not repurchase any of its common stock in the open market.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Overview
KKR Infrastructure Conglomerate LLC was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act. We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held, with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.
We are sponsored by Kohlberg Kravis Roberts & Co. L.P. and expect to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement to be entered into with KKR DAV Manager LLC to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. We have no operations as of December 31, 2022 other than matters relating to our organization.

We have been established by KKR to control and manage Joint Ventures that, directly or indirectly, own majority stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in Infrastructure Assets. We anticipate acquiring, owning and controlling Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from future offerings of our securities, distributions from Infrastructure Assets, and opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form joint ventures by pooling capital with KKR Vehicles that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. We believe that a joint acquisition and management strategy between the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over Infrastructure Assets to deploy an operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation. We plan to own all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned operating subsidiaries. We expect to hold our Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships.

We expect that over the long-term Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”) in each case to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines.

We have a board of directors whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our second amended and restated limited liability company agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our Audit Committee.

As of December 31, 2022, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through December 31, 2022 was to prepare for our proposed fundraising through a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not ‘‘U.S. persons’’ (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the ‘‘Private Offering’’). We currently offer five classes of Investor Shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares and Class R Shares. We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
As of December 31, 2022, the Company had neither purchased nor contracted to purchase any Infrastructure Assets.

We operate our business in a manner permitting us to maintain an exclusion from registration under the Investment Company Act.
Results of Operations
As of December 31, 2022, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from our continuous private offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous private offering and any indebtedness that we may incur in connection with our such activities.
From October 25, 2022 (date of our initial capitalization) through December 31, 2022, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 29, 2022.
We incurred organization costs of $5,384,888 during the period from September 23, 2022 (date of formation) through December 31, 2022. The organization costs incurred will be reimbursed to the Manager or its affiliates by the Company. Such costs represent legal, accounting, and other corporate services.

Revenues

We plan to generate revenues primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following the acceptance of the initial subscription for Shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) attributable to Class U Shares and Class R Shares (provided that such Class U Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee (as defined below), the Servicing Fee (as defined below), the Performance Participation Allocation, redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly invests in an Infrastructure Asset, as determined in the good faith judgment of the Manager.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or KKR, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing prospectuses, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. The Management Fee will be offset by certain fees and expenses.

Performance Participation Allocation

KKR is allocated the “Performance Participation Allocation” equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined below). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods) payable either in cash or in Class F Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to KKR equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to KKR pursuant to this clause (any such amount, the “Catch-Up”); and

•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such share was outstanding, and proceeds for any such share repurchases will be reduced by the amount of any such Performance Participation Allocation.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our quarterly tender offers. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only tender such Class F Shares in our quarterly tender offers at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any tendered Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time.

“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

i.all distributions accrued or paid (without duplication) on Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus

ii.the change in aggregate NAV of such Investor Shares since the beginning of the Reference Period before giving effect to (x) changes resulting solely from the proceeds of issuances of the Investor Shares, (y) any allocation/accrual to the Performance Participation Allocation and (z) applicable Distribution Fee and Servicing Fee expenses (including any payments made to the Company for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Investor Shares issued during the then-current Reference Period, (ii) treat any withholding tax on distributions paid by or received by the Company as part of the distributions accrued or paid on Investor Shares, (iii) exclude the proceeds from the initial issuance of such Shares and (iv) exclude any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager.

“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5.0% annualized internal rate of return on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the Distribution Fee and Servicing Fee.

The ending NAV of Investor Shares used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation Allocation and applicable expenses for the Servicing Fee. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Shares repurchased during such period, which shares will be subject to the Performance Participation Allocation upon repurchase as described above.

Except as described in “Loss Carryforward Amount” below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

KKR will not be obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Company.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative quarterly Total Return and decrease by any positive quarterly Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares repurchased during the applicable Reference Period, which Shares will be subject to the Performance Participation Allocation upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past quarterly Total Return losses will offset the positive quarterly Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a “High Water Mark”.

“Reference Period” means the applicable calendar year.

Distribution Fees and Servicing Fees

The Company will pay the dealer-manager ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. None of Class I Shares, Class R Shares or the KKR Shares will incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for platform, sub-transfer agency, sub-accounting and certain other administrative services. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

Administration

We plan to enter into an administration agreement with an administrator (the “Administrator”) pursuant to which the Administrator will be responsible for generally performing administrative services of the Company. We anticipate that pursuant to the administration agreement the Administrator will be entitled to receive a monthly fee based on the monthly value of the Company's net assets, subject to a minimum annual fee, plus out-of-pocket expenses.

Organizational and Offering Expenses

The Company will reimburse the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to the Expense Limitation and Reimbursement Agreement discussed below (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company).

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, through and including December 31, 2023, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company through and including December 31, 2023, to the extent necessary so that, for any fiscal year, the Company’s annual “Specified Expenses” (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fees and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to December 31, 2023 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) Infrastructure Asset or Joint Venture level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses of the Company (including costs and expenses related to hiring, retaining and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

Company Expenses

The Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its Infrastructure Assets (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone, a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s (“KKR Capstone”), related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any Infrastructure Asset or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual Infrastructure Assets, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; and (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by Infrastructure Assets in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of KKR Personnel engaged in the foregoing activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of Infrastructure Assets and potential Infrastructure Assets (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (c) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (d) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or its affiliate has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (e) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-Independent Directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board; (f) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and employees of KKR Capstone (“Capstone Executives”) attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (g) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR Personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its Infrastructure Assets and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities; (h) fees, costs and expenses associated with the Company’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and ESG-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR Personnel engaged in the aforementioned activities and KKR Personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (i) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (j) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Shares) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (k) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (l) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual Infrastructure Assets, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (m) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (n) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (o) fees, costs and expenses incurred in connection with the dissolution and liquidation of the Company; (p) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its

Infrastructure Assets; and (q) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in joint ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically invested, or remaining invested, in a particular investment or similar investments, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar investments in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR Personnel involved in the formation and establishment of the Company and its subsidiaries.

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Hedging Activities

The Company may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The Manager may review the Company’s hedging policy from time to time depending on movements and projected movements of relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Company at the relevant time.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the United States, we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Liquidity and Capital Resources
KKR has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class G Shares. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future. KKR currently holds all of the Company’s outstanding Class G Shares. As of December 31, 2022, KKR was our only Shareholder.
We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of Infrastructure Assets, the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the Repurchase Program (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Manager.
Cash Flows
On October 25, 2022, the Company was capitalized with a $1,000 investment by the Manager. There have been no other cash flows from our inception through December 31, 2022.
As of December 31, 2022, we had not declared or paid any distributions.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes will be critical once we commence principal operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Infrastructure Assets

The Company’s Infrastructure Assets will be valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of assets that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the prior quarter end, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager will value Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk
Factors—Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value”.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager may, but is not obligated to, engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. If an independent valuation firm is not able to provide the positive assurance, the Manager may determine to provide the valuation itself as of the relevant measurement date.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to December 31, 2022.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We had no significant operations as of December 31, 2022. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2022, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

Credit Risk
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market Risk
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors’ of KKR Infrastructure Conglomerate LLC
Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities of KKR Infrastructure Conglomerate LLC (the "Company") as of December 31, 2022, the related statement of operations, for the period September 23, 2022 (date of formation) to December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations for the period September 23, 2022 (date of formation) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, CA
March 24, 2023
We have served as the auditor of the Company since 2022.

KKR Infrastructure Conglomerate LLC
Statement of Assets and Liabilities
December 31, 2022

December 31, 2022
Assets
Cash and cash equivalents	$1,000
Prepaids and other assets	596,300
Deferred offering costs	669,175
Due from Manager	5,434,688
Total assets	$6,701,163

Liabilities
Other accrued expenses and liabilities	$646,100
Organization costs payable	5,384,888
Offering costs payable	669,175
Total liabilities	$6,700,163

Commitments and contingencies (Note 4)

Net assets	$1,000

Net assets are comprised of:
Common Shares - Class G Shares, 40 shares authorized, issued and outstanding	$1,000
Net assets	$1,000
Net assets	$1,000
Shares outstanding	40
Net asset value per share	$25.00
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statement of Operations
For the Period from September 23, 2022 (date of formation) to December 31, 2022

For the period from September 23, 2022 (date of formation) through December 31, 2022
Organization costs	$5,384,888
General and administrative	49,800
Total expenses	5,434,688
Less: Expenses reimbursed by Manager	(5,434,688)
Net expenses	$-
Net investment income	$-
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements
As of December 31, 2022 and
For the Period from September 23, 2022 (date of formation) to December 31, 2022
1.Organization
KKR Infrastructure Conglomerate LLC (“K-INFRA” and the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation.
K-INFRA conducts a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expects to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement to be entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company has no activity as of December 31, 2022 other than matters relating to its organization and offering.
As of December 31, 2022, the only capital contribution to the Company resulted in the issuance of Class G Shares (the “Shares”) of the Company at an aggregate purchase price of $1,000 to KKR Group Asset Holdings III L.P., an affiliate of the Manager.
As of December 31, 2022, the Company had neither purchased nor contracted to purchase any Infrastructure Assets.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. A statement of changes in net assets, statement of cash flows and financial highlights have not been presented because the Company has not commenced operations.
The Company’s financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”).
Cash and Cash Equivalents
Cash and cash equivalents consists solely of money market funds with financial institutions three or fewer months at the time of acquisition. As of December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the period from September 23, 2022 (date of formation) to December 31, 2022, the Company incurred organization costs of $5,384,888.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. The total amount of the offering costs incurred by the Company was $669,175 for the period from September 23, 2022 (date of formation) to December 31, 2022.
Valuation of Investments at Fair Value
ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.
Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.
Income Taxes
The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Calculation of Net Asset Value
Net asset value ("NAV") by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding common shares of that class on the reporting date.

3.Related Party Transactions
Management Agreement
The Company intends to enter into a management agreement with the Manager (“Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board of Directors.
Expense Limitation and Reimbursement Agreement
The Company has entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager pursuant to which the Manager will forego an amount of its monthly management fee and pay, absorb or reimburse certain expenses of the Company to the extent necessary so that, for any month, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) the distribution fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses of the Company (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).
The Expense Limitation Agreement will be in effect through and including December 31, 2023, but may be renewed by the mutual agreement of the Manager and the Company for successive terms.
As of December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.
4.Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Indemnification
Under the Company’s LLC Agreement and organizational documents, its members of the Board, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Item 9B.    Other Information
Global Custody Agreement

On March 21, 2023, the Company entered into a Custody Agreement (the “Global Custody Agreement”) with The Bank of New York Mellon Trust Company, National Association, as Custodian (the “Global Custodian”).

Pursuant to the Global Custody Agreement, the Global Custodian shall maintain custody of cash and securities deposited by the Company. The Company shall pay the Global Custodian fees for such services as may be agreed upon from time to time during the term of the agreement, as well as reimbursement of certain expenses. The Global Custody Agreement will continue in effect unless the Company provides the Global Custodian 30 days’ written notice of termination or the Global Custodian provides the Company 90 days’ written notice of termination.

The foregoing description of the material terms of the Global Custody Agreement is qualified in its entirety by reference to the full text of the Global Custody Agreement, which is filed herewith as Exhibit 10.4 and is incorporated herein by reference.

Custody Agreement

On March 23, 2023, the Company and the Operating Subsidiaries (collectively, the “Customers”) entered into a Custody Agreement (the “Custody Agreement”) with The Bank of New York Mellon, as Custodian (the “Custodian”).

Pursuant to the Custody Agreement, the Custodian shall maintain custody of cash and securities deposited by the Customers. The Customers shall pay the Custodian fees for such services as may be agreed upon from time to time during the term of the agreement, as well as reimbursement of certain expenses. The Custody Agreement will commence on May 1, 2023, and will continue in effect unless the Company or Custodian provides a written notice of termination to the other party at least 90 days prior to the termination.

The foregoing description of the material terms of the Custody Agreement is qualified in its entirety by reference to the full text of the Custody Agreement, which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

Administrative Services Agreement

On March 23, 2023, the Company and the Operating Subsidiaries entered into an Administrative Services Agreement (the “Administrative Agreement”) with The Bank of New York Mellon, as Administrator (the “Administrator”). Pursuant to the Administrative Agreement, the Administrator shall provide services necessary for the operation and administration of the Company (but excluding services relating to the management, investment advisory or sub-advisory functions of the Company, distribution of Shares, or services normally performed by the Company’s respective counsel or independent auditors), including establishing and maintaining accounts for the Company, preparing and maintaining customary financial and accounting books and records of the Company, acting as liaison with the Company’s independent public accountants, computing the net asset value of the Company’s Shares and other services. The Company shall pay the Administrator fees, charges and expenses for such services as may be agreed upon from time to time during the term of the agreement, including asset-based fees, per-Class fees and an annual minimum fee, as well as reimbursement of certain expenses. The term of the Administrative Agreement will commence on May 1, 2023 and be for a period of one year, subject to automatic renewal for successive one-year periods unless the Company or Administrator provide a notice in writing specifying the date of such termination, which date shall be not less than 90 days after the date of the giving of such notice. The Company expects to pay an estimated $500,000 to $750,000 in fees to the Administrator under the Administrative Agreement during the first one-year term.

The Company shall reimburse the Administrator for all reasonable out-of-pocket expenses incurred by the Administrator in connection with the performance of the Administrative Agreement, as well as any fees, costs and expenses permitted to be procured for the Company by the Administrator pursuant to the Administrative Agreement.

The foregoing description of the material terms of the Administrative Agreement is qualified in its entirety by reference to the full text of the Administrative Agreement, which is filed herewith as Exhibit 10.6 and is incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III.
Item 10.    Directors, Executive Officers and Corporate Governance
The Company’s Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. Our Board consists of six members, three of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors:
Raj Agrawal	1973	Chairman of the Board	2022
Tara Davies	1977	Director	2022
James Cunningham	1978	Director	2022
Independent Directors:
Joshua Mills	1971	Director	2022
Phillip Nolan	1953	Director	2022
John W. Somerhalder II	1956	Director	2022
Executive Officers:
Tara Davies	1977	Chief Executive Officer	2022
James Cunningham	1978	Chief Investment Officer	2022
Michael Ryan	1975	Chief Operating Officer	2022
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o 30 Hudson Yards, New York, New York 10001.

Each officer holds office at the pleasure of the Board until his or her successor is duly appointed and qualified.

Biographical Information

Directors

Our directors have been divided into two groups — Independent Directors and Non-Independent Directors.

Non-Independent Directors

Raj Agrawal joined KKR in 2006, has 25 years of experience and is our Chairman of the Board. He is the Global Head of KKR’s Infrastructure business and helps oversee KKR’s Impact and Energy investing businesses. He is Chairman of the Infrastructure Investment Committee and serves as a member of the Infrastructure Portfolio Management Committee, the Impact Investment Committee and the Energy Investment Committee. Prior to joining KKR, he was a vice president with Warburg Pincus, where he was involved in the execution and oversight of a number of investments in the energy and infrastructure sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners, where he played a role in the Firm’s business and manufacturing services investments, and McKinsey & Company, where he provided strategic, merger, and acquisition advice to clients in a variety of industries. He holds a B.A., Honors and Distinction, Phi Beta Kappa, from Stanford University and an M.B.A., Arjay Miller Scholar, from the Stanford University Graduate School of Business.

Tara Davies joined KKR in 2016, is our CEO and a director of K-INFRA, and serves as KKR’s Global Head of Core Infrastructure and Co-Head of European Infrastructure. Ms. Davies also sits on the board of the Global Infrastructure Investor Association, an association that promotes private investment in infrastructure. Ms. Davies has spent over 20 years in the global infrastructure industry working in both Sydney and London. Prior to joining KKR, she was a senior managing director at Macquarie Group. Ms. Davies began her career at Price Waterhouse and is a qualified Chartered Accountant. She holds a Bachelor of Commerce degree from the University of Sydney.

James Cunningham joined KKR in 2017, is our CIO and is a director of K-INFRA, and a KKR Partner on the Infrastructure team. Prior to joining Denham Capital, Mr. Cunningham was a vice president with Goldman Sachs in the investment banking division and started his career with Accenture. Mr. Cunningham holds a B.A. in Business from Southwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Independent Directors

Joshua Mills served as General Counsel of Digital Realty Trust, Inc. from April 2005 until April 2022 when he departed from his then role as the company’s Executive Vice President, General Counsel and Secretary. Mr. Mills also led the sustainability and governance, risk and compliance programs at Digital Realty Trust. Mr. Mills is currently providing consulting services to Digital Realty Trust and expects to do so until April 2023. During the period of his consultancy with Digital Realty, Mr. Mills will recuse himself from any discussions and decisions concerning potential investments and transactions related to data centers. Previously, Mr. Mills was a corporate attorney with Latham & Watkins LLP where his practice included mergers and acquisitions, corporate finance, and venture capital financing transactions, as well as general company representation. Prior to joining Latham & Watkins, Mr. Mills served as Associate General Counsel for McAfee.com Corporation and as an associate with Shearman & Sterling, LLP. Mr. Mills received a B.A. from the University of Washington and a J.D. from the University of California, Hastings College of the Law.

Philip Nolan is a Non-executive Chairman of both Covanta Europe, which owns and operates energy from waste plants in the UK and EU, and Associated British Ports. From February 2020 until March 2021, Mr. Nolan served as a Non-executive Chairman at Calisen plc, a company that supplies, finances and installs smart electricity meters. Prior to Calisen plc, he served in various roles with BG plc, including Executive Director and Chief Executive Officer with Transco plc. Mr. Nolan has served as a board member of companies in multiple industries, including banking, natural resources, infrastructure and telecommunications. He holds a BSc. and PhD from Geology Queens University Belfast and an M.B.A. from London Business School.

John W. Somerhalder II is currently the Board Chairman, Interim President and CEO of First Energy Corporation, an electric transmission, distribution and generation utility serving 6 million customers in 5 states. From March 2006 to December 2015, Mr. Somerhalder served as President and CEO of AGL Resources, serving over 4.5 million utility customers in seven states. He has also served on the boards of the Edison Electric Institute, the American Gas Association, and the Georgia Chamber of Commerce. Mr. Somerhalder previously served on the boards of CenterPoint Energy, Inc.,
Gulfport Energy Corporation, Crestwood Equity Partners, Enable Midstream Partners, LP, and SunCoke Energy Partners,
L.P. Mr. Somerhalder holds a B.S. degree in chemical engineering from the University of Arizona.

Executive Officers

Tara Davies is the Chief Executive Officer of K-INFRA and a member of its Board. See “—Non-Independent Directors” above for Ms. Davies’ biography.

James Cunningham is the Chief Investment Officer of K-INFRA and a member of its Board. See “—Non-Independent Directors” above for Mr. Cunningham’s biography.

Michael Ryan joined KKR in 2022, is our COO, and a Managing Director on KKR’s Infrastructure team. Prior to joining KKR, Mr. Ryan was Head of Evergreen Portfolios at Hamilton Lane where he led the development and management of Hamilton Lane’s open-ended private markets solutions. Prior to this role, he headed the Research group where his work informed portfolio construction, risk assessment and product structure across Hamilton Lane’s portfolios. Prior to joining Hamilton Lane, Mr. Ryan was a principal at Capital Z Investment Partners and started his career in investment banking at Merrill Lynch. Mr. Ryan received a B.A. in Economics and Computer Science from Williams College and is a CFA Charterholder.

Leadership Structure and Oversight Responsibility

The Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. We intend to enter into the Management Agreement pursuant to which the Manager, will manage the Company on a day-to-day basis. The Board is currently composed of six members, three of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Manager in fulfilling their oversight responsibilities.

Committees

The Board has formed an Audit Committee and plans to form a Repurchase Committee prior to the commencement of any repurchases of Shares by the Company and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Joshua Mills, Philip Nolan and John W. Somerhalder II, all of whom are Independent Directors. Joshua Mills serves as Chair of the Audit Committee. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act. In accordance with its written charter to be adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation; (d) pre-approves all audit and non-audit services provided to us by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board. Prior to the issuance and sale of any Shares other than our outstanding Class G Shares held by KKR, our Board will identify one or more members of our Audit Committee that qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Repurchase Committee

The Board plans to form a Repurchase Committee, which is expected to be composed of Tara Davies and James Cunningham. The responsibilities of the Repurchase Committee will include determining whether to accept the recommendation from the Manager with respect to quarterly tender offers and any other decisions related to share repurchases.

Code of Ethics

We have a Code of Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and will be available on our website at www.kinfra.com. A copy of our Code of Ethics may also be obtained, free of charge, upon a request directed to KKR Infrastructure Conglomerate LLC, 30 Hudson Yards, New York, NY, Attention: Investor Relations. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Current Report on Form 8-K filing.

Item 11.    Executive Compensation
Compensation of Executive Officers

We do not currently have any employees, but expect to hire certain employees once we commence operations. Our executive committee and corporate senior management team will be comprised of Company employees as well as employees of KKR that will be assigned or seconded to the Company. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations will be managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of Tara Davies, James Cunningham and Michael Ryan will receive direct compensation from us. We will reimburse the Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). Certain executive officers and Non-Independent Directors, through their financial interests in the Company, are entitled to a portion of the profits earned by the Company, which includes any fees, including compensation discussed herein, payable to the Company under the terms of the Management Agreement, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Compensation of Directors

No compensation is paid to our directors who are not Independent Directors. We expect to pay each Independent Director: (i) $150,000 (payable in $100,000 in cash and $50,000 in Class F Shares) per year (prorated for any partial year) and (ii) an additional cash retainer of $10,000 per year for the Chair of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash(1)	Total
Joshua Mills	$17,973	$17,973
Phillip Nolan	16,849	16,849
John W. Somerhalder II	16,849	16,849
______________
(1)Amounts reported under the “Fees Earned or Paid in Cash” column reflects the pro-rated portion of their annual retainer for service on the Board of Directors earned in fiscal year 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, information with respect to the beneficial ownership of our shares by:

•each person known to us to beneficially own more than 5% of any class of the outstanding shares;

•each of our directors, director nominees and named executive officers; and

•all of our directors and executive officers as a group.

We have issued 40 Class G Shares to KKR Group Asset Holdings III L.P., an affiliate of the Manager. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
KKR Group Asset Holdings III L.P. (2)	40	100%
______________
(1)Unless otherwise indicated, the address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)KKR Group Asset Holdings III L.P. is a wholly owned subsidiary of KKR & Co. Inc.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Management Agreement

The Company and the Manager intend to enter into the Management Agreement pursuant to which the Manager is entitled to receive the Management Fee.

The Management Fee is payable monthly in arrears in an amount equal to (i)1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares and Class R Shares for a 60-month period following the Initial Offering (provided that such Class U Shares and Class R Shares are held in connection with an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering and 1.25% per annum of the month-end NAV attributable to Class U Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, redemptions for that month, any distributions without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly invests in an Infrastructure Asset, as determined in the good faith judgment of the Manager.

The Management Fee may be paid, at the Manager’s election, in cash or Class F Shares. To the extent that the Manager elects to receive any portion of its Management Fee or KKR elects to receive any portion of the Performance Participation Allocation in Class F Shares, the Company may repurchase such Class F Shares from the Manager or KKR, as applicable, at a later date. Any such Class F Shares repurchased from the Manager or KKR will be subject to the terms and repurchase limits of our quarterly tender offers. See “Item 1. Business—Share Repurchases—Quarterly Tender Offers”.

Additionally, pursuant to an Expense Limitation and Reimbursement Agreement, through and including December 31, 2023, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company through and including December 31, 2023, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. See “Item 7. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement”.

Management Fee Offset

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”).

The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as reduced by any Broken Deal Expenses previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, KKR Capstone fees, service costs, asset leasing fees, loan servicing fees and regulated broker dealer fees do not constitute Other Fees.

If the Company and more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) has an ownership interest in any Infrastructure Asset paying transaction or monitoring fees, or if more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) would have participated in an unconsummated acquisition of an Infrastructure Asset generating Other Fees, then only such portion of the Other Fees that is fairly allocable to the Company based on the nature of the transaction giving rise to such Other Fees will be included in the Management Fee offset described above.

KKR and its affiliates are also expected to receive customary fees at market rates for providing capital markets services to or in respect of Infrastructure Assets owned and controlled by the Company, including in connection with securities, financing, derivative, hedging or M&A transactions, and such fees will not be credited against Management Fees in the manner contemplated above. In addition, KKR and its affiliates are also expected to receive customary fees at market rates for providing operational consulting services to or in respect of actual or potential Infrastructure Assets owned and controlled by the Company, and such fees will not be credited against Management Fees in the manner contemplated above. Likewise, directors’ fees paid to KKR Capstone or Capstone Executives will not be credited against Management Fees in the manner contemplated above. Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and other consultants of KKR, none of which are affiliates of KKR, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against Management Fees in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of KKR.

KKR and its affiliates are also expected to receive amounts from Infrastructure Assets owned and controlled by the Company or from entities through which the Company owns or and operates an Infrastructure Asset for local administration or management services related to such Infrastructure Asset that (i) are determined by the Manager, acting in good faith, to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services. KKR and its affiliates may in addition receive fees or other payments from Infrastructure Assets owned and controlled by the Company or from entities through which the Company owns and operates Infrastructure Assets for loan administration services, loan or asset resolution, restructuring and reconstruction and other similar services (including sourcing) provided or performed by asset reconstruction companies, other asset recovery firms, loan administration companies or similar companies affiliated with KKR.

Further, the Company, its Infrastructure Assets or entities through which the Company owns and operates any Infrastructure Assets may retain service providers affiliated with KKR or in which KKR or its affiliate has an interest to provide necessary services for fees, including assistance with sourcing of leasing opportunities and negotiating of financing relating thereto as well as repurposing and maintenance services (“Asset Leasing Services”). Asset Leasing Services will include any such services that are performed in connection with aircraft leasing investments. No amount of fees or compensation relating to loan administration and similar services or local administration or management services described above, Asset Leasing Services received by any affiliated or other service providers in which KKR has a proprietary interest will be credited against Management Fees in the manner contemplated above.

Potential Conflicts of Interest

Overview

Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, KKR & Co. Inc. (the ‘‘KKR Public Company’’) and its subsidiaries (collectively, as used under this “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest”, the “KKR Group”) (including, for the purposes of this “Potential Conflicts of Interest” section, KKR, the Manager, KCM, KKR Capstone, KKR Credit (“KKR Credit”) and any affiliates of the foregoing that provide general partner and/or advisory services to KKR Vehicles) and investment funds, investment vehicles and accounts, including proprietary vehicles and accounts, managed, sponsored, advised by and/or for the benefit of certain members of the KKR Group, on the one hand, and the Company, on the other. The KKR Group is a global investment management firm and, as such, the KKR Group, KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors have multiple advisory, transactional, financial and other interests that conflict with those of the Company. The KKR Group, KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and technical consultants (“Technical Consultants”), Capstone Executives could in the future engage in additional activities that result in additional conflicts of interest not addressed below. While the KKR Group has established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the KKR Group could have an adverse effect on the Company.

The Manager may be subject to certain fiduciary and other related duties and obligations under U.S. federal securities laws and other applicable law that cannot be eliminated or modified in the LLC Agreement. Shareholders should note, however, that the LLC Agreement may contain provisions that reduce, eliminate or modify certain other fiduciary and other related duties and obligations to the Company and Shareholders that would apply in the absence of such provisions. In particular, the LLC Agreement is expected to contain certain provisions that may waive or consent to conduct on the part of the Manager that might not otherwise be permitted in the absence of such waivers or consents, or which could limit the remedies available to Shareholders with respect to breaches of such duties and obligations. If any matter arises that the Manager determines in its good faith judgment constitutes an actual conflict of interest, the Manager is permitted to take such actions as it determines in good faith are necessary or appropriate to mitigate the conflict (and upon taking such actions, the Manager will be relieved of any liability, including to the Company and the Shareholders, for such conflict and the management thereof to the fullest extent permitted by law and will be deemed to have satisfied its fiduciary and other related duties to the fullest extent permitted by law). Actions that could be taken by the Manager or its affiliates to mitigate a conflict include, by way of example and without limitation, (i) if applicable, handling the conflict as described in this Annual Report on Form 10-K, (ii) obtaining from the Board (or the non-independent members of the Board) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board to address the conflict, (iii) disposing of the asset or security giving rise to the conflict of interest, (iv) disclosing the conflict to the Board, including non-independent members of the Board, as applicable, or Shareholders (including, without limitation, in distribution notices, financial statements, letters to Shareholders or other communications), (v) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (vi) validating the arms-length nature of the transaction by referencing participation by unaffiliated third parties or obtaining consent from the advisory committee (or equivalent governance committee) of a KKR Vehicle that is similarly situated with respect to the conflict as the Company, (vii) in the case of conflicts among clients, creating groups of personnel within KKR separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (viii) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (ix) otherwise handling the conflict as determined appropriate by the Manager in its good faith reasonable discretion.

Certain activities of the KKR Group, KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, Technical Consultants, Capstone Executives and KKR Vehicles will give rise to conflicts of interest that are relevant to the Company (for example, but without limitation, conflicts of interest relating to allocations of asset acquisition opportunities and subsequent dispositions). Form ADV Parts 2A and 2B maintained by KKR, copies of which are available upon request and will be furnished to each Shareholder prior to its purchase of Shares of the Company, also contains further information regarding conflicts of interest relating to the KKR Group that are relevant to the Company and KKR Vehicles. Investors are encouraged to read Form ADV Parts 2A and 2B maintained by KKR prior to investing.

There can be no assurance that all conflicts of interest will be resolved in a manner that is favorable to the Company. By acquiring Shares, each Shareholder will be deemed to have acknowledged, consented specifically to and waived any claim in respect of the existence of actual, apparent, and potential conflicts of interest relating to the KKR Group, including, without limitation, those described in this section and to the operation of the Company subject to those conflicts and to the actions taken by the KKR Group to address such conflicts.

Fees

The KKR Group generally expects to earn fees and/or other compensation from Infrastructure Assets in which,or holding vehicles and other entities through which the Company acquires such Infrastructure Assets and will at times also earn fees and/or other compensation directly from the Company and from purchasers, sellers and other parties to transactions in which the Company, directly or indirectly, participates as compensation for services, including advising on valuing, structuring, negotiating, monitoring and arranging financing for transactions. The KKR Group and its affiliates will provide a broad range of financial services to and with respect to the Company’s, Infrastructure Assets and holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. The KKR Group will act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by Infrastructure Assets and other entities (including non-controlled entities) through which the Company acquires Infrastructure Assets, including in respect of portions of the capital structures of such Infrastructure Assets that are not acquired by the Company or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such Infrastructure Assets, and the KKR Group generally will be paid customary fees for such services to the extent permitted under the LLC Agreement (see also “—Broker-Dealer Activities” below). In addition, the KKR Group (including lending vehicles) will provide strategic and capital markets advisory services to the Company, holding vehicles, and other entities (including non-controlled entities) in or through which the Company acquires Infrastructure Assets, including in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, and will alone, or with other counterparties, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. The KKR Group or entities in which the KKR Group has an interest could also receive fees and other compensation in respect of Asset Leasing Services provided to the Company, its Infrastructure Assets, or entities through which the Company makes acquisitions, as applicable. Members of the KKR Group will also provide syndication services to such entities, including in respect of co-investments in transactions participated in by the Company (see “—Co-Investments” below). The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the foregoing fees paid to the KKR Group.

The KKR Group generally will be paid fees (which might include warrants or other securities in Infrastructure Assets or other entities for which transactions are being undertaken) and other compensation, which could be payable in cash or securities, for the foregoing services, including, but not limited to: (i) arrangement, underwriting, agency, financing, banking, consulting, placement, transaction, monitoring and financial advisory fees and commissions, service costs, interest and other compensation with respect to such activities; (ii) fees and carried interest earned with respect to co-investments put in place by the KKR Group or its affiliates; (iii) fees received by the members of Infrastructure Asset boards of directors and interim executives appointed by or on behalf of the KKR Group, the Company and/or KKR Vehicles; and (iv) any other fees specified in the LLC Agreement.

In addition, the KKR Group will enter into participation or other “back-to-back” arrangements with a bank or other third parties that provide the foregoing services and products directly to or with respect to the Company and its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. Under these arrangements, the KKR Group will agree to assume or perform some portion of the services or obligations undertaken by such third party, or to otherwise assume a portion of the third party’s financial risk in respect of such services or products, and will receive fees from the third party in connection with such activities. These fees (“Indirect Fees”) could represent a specific percentage of the fees received by such third party directly from the Company or its Infrastructure Assets or holding entities, or such other amount as is negotiated and agreed by the KKR Group and such third party. Under such arrangements, although the KKR Group will not receive fees directly from the Company or its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets, the KKR Group could be viewed as indirectly receiving such fees from the Company or its Infrastructure Assets or holding entities in consideration for services or products provided indirectly to the foregoing. The KKR Group has an incentive to select third parties that are likely to engage the KKR Group in such arrangements and pay Indirect Fees to the KKR Group. Any such Indirect Fees received by the KKR Group or its affiliates from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Management Fees payable.

Monitoring fee agreements entered into by the KKR Group with portfolio companies are typically renewed automatically on an annual basis. A portfolio company’s EBITDA (earnings before income, taxes, depreciation and amortization) is generally taken into account in determining the amount of the monitoring fee. Monitoring fees could also be based on a percentage of EBITDA. On the occurrence of initial public offerings, sales or other change of control events related to a portfolio company, the KKR Group is typically entitled to all unpaid monitoring fees plus any unreimbursed expenses plus the net present value of future monitoring fees that would otherwise be payable by a portfolio company (the “NPV Payment”). The NPV Payment is based on the net present value of the monitoring fees payable over a future fixed period calculated using discount rates equal to the yield on U.S. Treasury securities of like maturity based on the dates fee payments would have been due.

For Infrastructure Assets of the Company, an NPV Payment will generally only be taken where the KKR Group expects to continue to provide ongoing services and advice to the Infrastructure Asset after there has been an initial public offering, sale or other change of control event.As such, an NPV Payment generally will only be taken if (i) the Company, KKR Vehicles, co-investors and the KKR Public Company’s proprietary balance sheet (the “Balance Sheet”) entities retain (directly or indirectly) 10% or more of the stock or other equity interests in the Infrastructure Asset (or the surviving entity) immediately following the relevant event, and (ii) a KKR or co-investor employee or designee serves or is expected to serve as a member of, or observer at, the board of directors or similar governing body of the Infrastructure Asset (or the surviving entity) (or in the absence of such service or expected service, the KKR Group retain the right to appoint or nominate such a director or observer) immediately following the relevant event.

For Infrastructure Assets of the Company, the fixed period of time used in the NPV Payment calculation described above generally will be the lesser of (i) the remaining term of the relevant monitoring agreement (the term for each monitoring agreement generally will be fixed as the end of the last year of the term for the “flagship” KKR fund for the deal) and (ii) three and a half years from the date of termination of the monitoring agreement (the three-and-a-half-year period approximates the average (mean and median) length of time that it took for KKR’s recent mature private equity funds to dispose of Infrastructure Assets following an initial public offering or strategic sale where the fund continued to own securities, reflecting what KKR believes is a reasonable approximation for the average number of years during which KKR has historically remained actively involved with such companies).

By way of example and solely for illustrative purposes, assume KKR enters into a monitoring agreement with the Company’s first Infrastructure Asset on June 30, 2021, under which KKR is entitled to a $1 million annual monitoring fee paid in quarterly installments and that the term of the monitoring agreement extends until December 31, 2032, which is the end of the final year of the term for the ‘‘flagship’’KKR fund for the deal. The KKR Group controls 80% of the equity in the Infrastructure Asset, of which the Company accounts for 10%, KKR Vehicles account for 70%, and co-investors and KKR proprietary Balance Sheet entities account for 20%. The Infrastructure Asset holds an all primary initial public offering on June 30, 2026, at which time the monitoring agreement is terminated. The aggregate stake in the Infrastructure Asset controlled by the KKR Group immediately after the IPO is greater than 10% and held in the same proportion as the original investment (i.e., of the stake held by the KKR-related entities and co-investors, the Company accounts for 10%, the KKR Vehicles account for 70% and co-investors and KKR proprietary and Balance Sheet entities account for 20%). An employee of the KKR Group serves as a member of the board of directors of the Infrastructure Asset immediately following the IPO.

Under the foregoing scenario, the $1 million annual monitoring fee ($5 million of aggregate monitoring fees paid during the first five years of the monitoring agreement) would be allocated among the Company, the KKR Vehicles and co-investors and KKR proprietary Balance Sheet entities according to their respective share of the equity in the Infrastructure Asset controlled by the KKR Group. KKR Vehicles would be allocated $700,000 per year, or $3.5 million in aggregate over the five years prior to the IPO, the Company would be allocated $100,000 per year, or $0.5 million in aggregate over the five years prior to the IPO, and co-investors and KKR proprietary Balance Sheet entities would be allocated $200,000 per year, or $1.0 million in aggregate over the five years prior to the IPO. The KKR Group would also be entitled to receive an NPV Payment immediately before the IPO when the monitoring agreement is terminated on June 30, 2026. Since the remaining term of the monitoring agreement at the time of termination (six and a half years) exceeds the KKR Group’s historical average hold period following an IPO or strategic sale where a fund continued to own securities (three and a half years), the future fixed period over which the NPV Payment is calculated would be three and a half years (July 1, 2026 through December 31, 2029). Based on the U.S. Treasury yield curve as of April 8, 2020, the yield for U.S. Treasury securities with a one-year maturity was 1.81%, the yield for U.S. Treasury securities with a two-year maturity was 2.53%, the yield for U.S. Treasury securities with a three-year maturity was 2.73% and the yield for U.S. Treasury securities with a five-year maturity was 2.76%. Using the yield for U.S. Treasury securities with a one-year maturity (presently 1.81%, but likely a different amount at a future date) for discounting the $1 million annual aggregate of four quarterly fees for July 1, 2026 through June 30, 2027 results in a net present value of $988,789. Using the yield for U.S. Treasury securities with a two-year maturity (presently 2.53%) for discounting the $1 million annual aggregate of four quarterly fees for July 1, 2027 through June 30, 2028, results in a net present value of $959,869. Using the yield for U.S. Treasury securities with a three-year maturity (presently 2.73%) for discounting the $1 million annual aggregate of four quarterly fees for July 1, 2028 through June 30, 2029 results in a net present value of $931,099. Using the yield for U.S. Treasury securities with a five-year maturity (presently 2.76%) for discounting the $500,000 aggregate of two quarterly fees for July 1, 2029 through December 31, 2029 results in a net present value of $437,895. After adding those numbers up, the aggregate NPV Payment to which the KKR Group is entitled would be $3,317,652. This aggregate NPV Payment would then be allocated in the same way as the annual monitoring fees were allocated. The KKR Vehicles would be allocated $2,322,356, the Company would be allocated $331,765 and co-investors and KKR proprietary Balance Sheet entities would be allocated $663,530.

The aggregate amounts allocable to the KKR Vehicles, $5,944,070 in total, would, depending on the terms of the governing documents of such KKR Vehicles, either be offset, in whole or in part, against the management fees payable by such KKR Vehicles to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The Company’s allocable portion of the aggregate annual monitoring fees and the NPV Payment, $849,153 in total, would under the terms of the Company be a 100% offset against the delegate management fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The amounts allocable to co-investors and KKR proprietary Balance Sheet entities, $1,698,306 in total, would be fully retained by the KKR Group. The amounts that are retained by the KKR Group in respect of KKR Vehicles (which could be the whole amount or just a portion), co-investors and KKR proprietary

Balance Sheet entities would not offset any management fees otherwise payable to the KKR Group, whether by the Company, KKR Vehicles or any other person.

The KKR Group receives transaction fees for the work performed by the KKR Group in structuring acquisitions of Infrastructure Assets or holding vehicles in or through which the Company acquires and with respect to significant transactions or exits for those Infrastructure Assets. Transaction fees are received in connection with the same Infrastructure Assets in respect of which payments under monitoring fee agreements are received. The KKR Group also receives ‘‘break up’’ or similar fees in connection with unconsummated or terminated portfolio transactions. The amount and timing of such fees are generally specified in the agreements relating to the relevant transaction, and such agreements could condition or limit such payments to the KKR Group. Transaction fees will be allocated among the Company, the KKR Vehicles, co-investors and KKR proprietary Balance Sheet entities in a similar manner as described above for monitoring fees and NPV Payments.

Members of the KKR Group engage in loan servicing and other administrative services provided to borrowers, loan syndicates and similar arrangements. One or more of such members of the KKR Group could provide these services to the Company’s Infrastructure Assets and/or to lenders to such Infrastructure Assets and, if so, will receive fees in connection with such services. Any such loan servicing or administration or similar fees received by the KKR Group from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Management Fees payable to the Manager.

Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from Infrastructure Assets of the Company or from entities through which the Company acquires an Infrastructure Asset or other asset for local administration or management services related to such Infrastructure Asset or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services.Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires Infrastructure Assets. Any such dedicated service companies would employ people that provide local administration or management services directly to entities through which the Company acquires Infrastructure Assets or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant Infrastructure Asset or intermediary entity. Any such service costs received by the KKR Group with respect to the Company will not be shared with the Company or offset against Management Fees payable to the Manager or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian Infrastructure Assets (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, the remuneration will not be credited against Management Fees.

In addition, the Company (or its Infrastructure Assets or entities through which the Company makes acquisitions of Infrastructure Assets) could retain service providers in which the KKR Group has an interest or which are members of the KKR Group to provide Asset Leasing Services relating to acquisition opportunities comprised of asset leasing arrangements, and such service providers will generally receive fees or other compensation for Asset Leasing Services at market rates in respect of the Company’s acquisitions of Infrastructure Assets. Similarly, in connection with local governance, regulatory and/or tax considerations, it could be required or otherwise deemed advisable by the Manager that service providers that are affiliates of the KKR Group or in which the KKR Group or its affiliates has an interest provide services to regulated investment trusts or comparable regulated or unregulated investment vehicles through which the Company makes acquisitions of Infrastructure Assets in certain jurisdictions and such service providers will generally receive market rate fees in respect thereof. Any fees or other compensation relating to Asset Leasing Services received by any affiliated or other service providers in which the KKR Group has a proprietary interest with respect to the Company’s acquisitions of Infrastructure Assets will not be shared with the Company or offset against the Management Fees payable to the Manager.

By way of example, the Company could establish platform arrangements and other contractual arrangements relating to aircraft leasing. As is customary with respect to aircraft leasing arrangements, a related platform vehicle could engage a service provider to provide services relating to such aircraft leases, including assistance with the sourcing of leasing opportunities and negotiating of financing relating thereto, as well as maintaining the underlying aircraft fleet and/or repurposing aircraft to meet the needs of lessors. Such service provider could be a third party or it could be an entity in which the KKR Group holds a proprietary interest including an economic control interest resulting in an affiliate relationship with the KKR Group. In addition to reimbursing the service provider for its out-of-pocket expenses, the platform arrangement will compensate the service provider for the provision of such Asset Leasing Services, which compensation could include an ongoing retainer and/or lease management fee as well as other one-off payments, bonuses or compensation depending on the nature of the services provided. An allocable portion of such compensation will be borne by the Company in the platform arrangement and the service provider will be entitled to retain the full amount of such fees and other compensation without any obligation to rebate or return any such amounts to the Company or any investor in the Company. Solely for illustrative purposes, assume there is a $100 fee paid to a member of the KKR Group that provides the foregoing Asset Leasing Services to a platform vehicle that the Company owns 50% of and the KKR Group owns 50% of the affiliated service provider. If that $100 were treated as if subject to the Management Fee offset (i.e., like a monitoring fee), then 100% of the Company’s allocable share of the $100 (which would be $50) would be offset against its Management Fees. As fees for Asset Leasing Services are not treated as subject to the Management Fee offset, the $100 is kept by the affiliated service provider and there is no offset against the Company’s Management Fees, and as the KKR Group owns 50% of the affiliated service provider, the KKR Group indirectly receives $50 of incremental fee income.

While fees and other compensation paid to the KKR Group are believed by the KKR Group to be reasonable and generally at market rates for the relevant activities, such compensation is generally determined through negotiations with related parties and not on an arm’s-length basis. These considerations also apply in situations where the KKR Group receives Indirect Fees through third parties pursuant to participation or “back-to-back” arrangements, as described above. In connection with such arrangements, the Manager will make determinations of market rates based on its consideration of a number of factors, which are generally expected to include the Manager’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Manager to be appropriate under the circumstances. While the Manager and its affiliates will generally seek to obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, it is possible that appropriate comparisons are not available for a number of reasons, including, for example, a lack of a substantial market of providers or users of such services or the confidential and/or bespoke nature of such services. Accordingly, any such market comparison efforts by the Manager could potentially result in inaccurate information regarding market terms for comparable services. Expenses to obtain benchmarking data will be borne by the relevant Infrastructure Asset (and indirectly by the KKR funds, investment vehicles and accounts and/or parties participating in the relevant transactions, including the Company) or directly by the Company and/or such KKR Vehicles, investment vehicles and accounts that invest and/or other parties.

Except with respect to Other Fees (which do not include fees of KCM, KKR Capstone, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs, asset leasing fees and loan servicing or administration fees) as provided under the LLC Agreement, none of the fees charged by the KKR Group for any of the foregoing services will be shared with the Company or offset against the Management Fees payable to the Manager. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the KKR Group to seek to refer, allocate or recommend an acquisition of an Infrastructure Asset or transaction to the Company (see “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” below).

KKR Capstone

The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, which provides consulting services to the KKR Group, KKR Vehicles and certain Infrastructure Assets, holding companies and other entities in or through which the Company and KKR Vehicles manage and control or invest in, respectively, Infrastructure Assets. The KKR Group could in the future engage Technical Consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other Technical Consultants. The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by such Technical Consultants. In addition, the KKR Group, the Company and/or KKR Vehicles will be responsible, directly or indirectly, for all or a portion of the general and administrative expenses (such as salaries, benefits and other overhead) of any such Technical Consultant (in addition to potential project-based compensation), particularly in cases where a Technical Consultant provides services exclusively to the KKR Group. The KKR Group will be conflicted in allocating such expenses among the Company and/or KKR Vehicles as the method of allocation could increase or decrease, potentially materially, the amount of expenses borne by the Company and/or KKR Vehicle. See also ‘‘—Expenses’’ below. A Technical Consultant, such as a Technical Consultant exclusive to the KKR Group, will also hold itself out to the public as part of the KKR Group, including by use of KKR branding or other indicia that will appear as if the KKR Group controls and/or owns a given Technical Consultant. Notwithstanding the foregoing, so long as the KKR Group does not possess material voting or decision-making rights in respect of, or a sufficient equity interest in, the Technical Consultant such that, in either case, the KKR Group “controls” the Technical Consultant (or its business), no such Technical Consultant shall be treated as an affiliate of the KKR Group and, therefore, any compensation, which will be paid in cash, equity or in other forms, received by such a Technical Consultant will not be shared with the Company or offset against any Management Fees to the Manager.

KKR Capstone provides advisory services to portfolio companies that the KKR Group’s investment executives could not otherwise provide. The KKR Group acquired KKR Capstone effective January 1, 2020 and KKR Capstone is owned and controlled by the KKR Group. Prior to that date, KKR Capstone was neither a subsidiary nor an affiliate of the KKR Group, though KKR Capstone had an exclusive relationship with the KKR Group and KKR Capstone provided services at the direction of the KKR Group. While KKR Capstone was unaffiliated with the KKR Group, it received services and support from the KKR Group which were generally provided on favorable or below market rates. For example, the KKR Group provided loans to KKR Capstone that had below market interest rates and no stated payment schedule, provided administrative services to KKR Capstone at below market rates, entered into arrangements with KKR Capstone that provide for below market rent and allowed KKR Capstone to participate in the KKR Group’s insurance policies and employee benefit plans without passing through the full cost of the coverage to KKR Capstone. These arrangements, plus other favorable services and support provided by the KKR Group to KKR Capstone, will continue during the life of the Company.

Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR funds are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR funds such that those costs are passed on to portfolio companies, the Company and KKR funds. Capstone Executives could serve on the boards of directors of the Company’s Infrastructure Assets and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such Infrastructure Assets. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith.Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against Management Fees payable to the Manager.

Other companies provide similar services as KKR Capstone and other Technical Consultants, but they are less customized to the KKR Group’s business and are not exclusive to the KKR Group and its portfolio companies. In addition, KKR Capstone is often involved in due diligence in connection with KKR’s investment sourcing. Fees and compensation received by KKR Capstone will be paid by the Company and not shared with the Company or offset against the Company’s management fees (or performance payments) payable by the Company. In addition, it is expected that fees and compensation received by Technical Consultants will be charged and will not be shared with the Company or offset against Management Fees payable to the Manager, even if any Technical Consultant were to become a member of the KKR Group.

Generally, KKR Capstone has master consulting agreements in place with KKR for due diligence work and other projects on behalf of KKR Vehicles, including, potentially, the Company, and they from time to time enter into engagement letters with portfolio companies, holding companies and other entities for consulting services provided to such entities. KKR Capstone also performs scoping work on behalf of KKR Vehicles, including, potentially, the Company, in order to evaluate the potential for consulting or similar arrangements with existing portfolio companies and related operational changes and improvements. Under those agreements and engagement letters, KKR Capstone is generally entitled to fees, other compensation and expense reimbursement (outside of the United States, expenses could be determined as a fixed percentage of KKR Capstone’s fee for a specific engagement). While such fees and reimbursable expenses and other compensation paid to KKR Capstone is believed by KKR to be reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time could be in excess of fees, reimbursable expenses or other compensation that would be charged by comparable third parties.

The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant Infrastructure Asset has agreed to pay such costs, then generally the equity owners of the Infrastructure Asset, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the Infrastructure Asset) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant Infrastructure Asset. If an Infrastructure Asset declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the Infrastructure Asset. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant Infrastructure Asset for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. KKR could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing Infrastructure Assets, and the associated fees and reimbursable expenses for such scoping work will be treated as Company expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or Infrastructure Assets.

Infrastructure Assets of the Company could potentially be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of KKR Vehicles or the KKR Group (for example, an Infrastructure Asset of the Company could retain a portfolio company of a KKR Vehicle to provide services or could acquire an asset from such portfolio company). Generally, transactions between Infrastructure Assets of the Company and portfolio companies of KKR Vehicles (or the KKR Group) would not give rise to a conflict of interest as these transactions are typically negotiated between members of management of the portfolio companies that are independent of the KKR Group and without the participation of the members of the KKR Group. Where the KKR Group determines that there is a conflict, including possibly because members of management are not sufficiently independent of the KKR Group, the KKR Group will take actions to resolve the conflict, in accordance with its established procedures and policies for addressing conflicts, including potentially having other independent parties approve the transaction.

Additionally, certain of these agreements, transactions and arrangements among portfolio companies involve fees, servicing payments, rebates and/or other benefits to the KKR Group (including KKR Capstone). For example, the KKR Group encourages portfolio companies to enter into agreements regarding group procurement and/or vendor discounts. The KKR Group (including KKR Capstone) could also participate in these agreements and potentially realize better pricing or discounts as a result of the participation of the KKR Group or its portfolio companies. Certain of those agreements provide for commissions or similar payments and/or discounts or rebates to be paid to a member of the KKR Group (including KKR Capstone) or a portfolio company and such payments or discounts or rebates could also be made directly to a member of the KKR Group (or to portfolio companies held as investments by KKR Vehicles or the KKR Group). Under these arrangements, a particular member of the KKR Group (including such portfolio companies) could benefit to a greater degree than the other participants, and a member of the KKR Group, including the KKR funds, investment vehicles and accounts (which might or might not include the Company) that have an interest (including indirectly) in the portfolio company will receive a greater relative benefit from the arrangements than the KKR funds, investment vehicles or accounts that do not own an interest therein. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company or offset against Management Fees payable to the Manager (see “—

Expenses” below for a discussion of the allocation of fees and expenses of KKR Capstone). Similar arrangements could be put in place with respect to other Technical Consultants.

Senior Advisors, Executive Advisors and Industry Advisors

The Company will also directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets, the costs, if any, of consulting services provided by KKR’s Senior Advisors, Executive Advisors and Industry Advisors. KKR’s Senior Advisors, Executive Advisors and Industry Advisors are typically senior business leaders who provide advisory and consulting services to the KKR Group, KKR Vehicles (including, potentially, the Company) and portfolio companies. They are consultants rather than employees of the KKR Group and are compensated for services provided to the KKR Group, KKR Vehicles (including, if applicable, the Company) and portfolio companies.

A significant portion of the compensation and reimbursement of expenses paid to Senior Advisors, Executive Advisors and Industry Advisors is allocated to KKR Vehicles, including, potentially, the Company.

Senior Advisors, Executive Advisors and Industry Advisors typically receive a financial package comprised of one or more of the following: (i) an annual fee; (ii) a discretionary performance-related bonus; (iii) a portion of the carried interest and/or incentive allocations allocable to the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; (iv) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company); and/or (v) an opportunity to invest in KKR Vehicles, including, potentially, the Company, or in specific transactions (including the Company’s acquisitions of Infrastructure Assets) on a no-fee/no-carry basis. Senior Advisors, Executive Advisors and Industry Advisors are also entitled to reimbursement for certain costs and expenses, including travel, meals, lodging and reasonable and customary entertainment, that are incurred while providing services to the KKR Group, KKR Vehicles and portfolio companies. Fees and expenses received by Senior Advisors, Executive Advisors and Industry Advisors that are borne by the Company and/or its Infrastructure Assets could result in direct or indirect benefits to KKR, KKR Vehicles and/or portfolio companies of KKR Vehicles. Consequently, the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles could receive services without bearing associated costs. Conversely, the Company or its Infrastructure Assets or prospective Infrastructure Assets could also benefit from services where the associated fees and expenses are borne by the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles.

Cash compensation (i.e., annual fees and cash bonuses) and expense reimbursement paid to Senior Advisors, Executive Advisors and Industry Advisors will generally be allocated to the Company to the extent the services of such individuals relate to the Company’s business strategy or otherwise to acquisitions or potential acquisitions of Infrastructure Assets. Allocations of such amounts are generally based on how each such person spends his or her time and the KKR Vehicles and other parties investing in the relevant strategy or investment. Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors could also serve on the boards of directors of the Company’s Infrastructure Assets and otherwise serve directly as consultants to Infrastructure Assets and receive directors’ fees, consulting fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from the Infrastructure Assets. Any such compensation, which could be paid in cash or equity, or expense reimbursements received by the Senior Advisors, Executive Advisors, Industry Advisors or KKR Advisors will not be shared with the Company or offset against Management Fees payable to the Manager (see “—Expenses” below for a discussion of the allocation of fees and expenses of Senior Advisors, Executive Advisors and Industry Advisors).

In addition to Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors, the KKR Group engages external consultants in connection with the identification of and due diligence with respect to potential Infrastructure Assets, commonly called deal consultants. While there are a variety of forms the engagements can take, they are generally entered into in connection with a specific transaction. Many times, the deal consultant will have sourced the transaction and will be paid a ‘‘finder’s fee’’ as well as fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset). Other times, the deal consultant will be engaged in advance of identifying a specific Infrastructure Asset but with a view to finding an appropriate opportunity for the deal consultant to become an operating executive of an Infrastructure Asset. In those circumstances, the deal consultant will be paid fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset if the acquisition is consummated) and, if the acquisition is successfully consummated, the deal consultant would become an executive at the Infrastructure Asset, typically in the C-suite. Where such deal consultants are engaged in connection with a consummated acquisition of an Infrastructure Asset by the Company, the fees paid to such deal consultants and or the costs of any stock or equity grants made to such consultant will be borne by the Company and any participating KKR Vehicles and, where a transaction is not consummated, the fees paid to such deal consultants will be borne by the Company and KKR Vehicles as Broken Deal Expenses. In addition, or as an alternative, to the consultant fees and reimbursement for due diligence work described above, such deal consultants could also receive (i) profits interests and other performance related compensation related to the relevant Infrastructure Asset; (ii) an opportunity to participate in any management equity plans of the relevant Infrastructure Asset; and/or (iii) an opportunity to invest in the relevant Infrastructure Asset on a no-fee/no-carry basis.

The KKR Group has entered into, and expects that in the future it will enter into, in cooperation with the Manager, strategic partnerships or other multi-strategy, multi-fund or multi-asset class arrangements with investors (or their affiliates) that commit capital to a range of the KKR Group’s platform of products, investment ideas and asset classes (including the strategy of the Company). Such arrangements will generally (subject to applicable terms) include the KKR Group’s granting certain preferential terms to such investors, including, for example, blended fee, management fee, carried interest and/or incentive allocation rates that are lower than those applicable to the Company when applied to the entire strategic partnership, altered liquidity rights (including, without limitation, altered redemption rights or altered rights to cancel remaining undrawn commitments), rights to participate in the investment review and evaluation process, access to senior managers at the Company’s Infrastructure Assets and training by the KKR Group of personnel of the investor (or its affiliates). Where such Shareholders participate in the Company through dedicated investment vehicles or accounts as part of such arrangements (or an affiliate of any such investor participates in the Company), such vehicles and accounts (or affiliates, as applicable) will generally (subject to applicable terms) be granted terms, including Management Fees and the Performance Participation Allocation, and liquidity rights, that are more favorable than those applicable to other Shareholders. Where management fees, carried interest and/or incentive allocations are applicable at the level of such vehicles and accounts, such terms will generally (subject to applicable terms) include a waiver of Management Fees and/or the Performance Participation Allocation on their purchase of the Company’s Shares. In addition, the KKR Group has entered into, and expects that in the future it will enter into, written contractual arrangements with investors (or affiliates thereof) that entitle such investors to economic benefits in respect of the Company and/or KKR Vehicles in consideration of the aggregate capital commitments made to KKR Vehicles by such investors (or their affiliates) in excess of a specified threshold and within a specified time period. Such arrangements will generally entitle such investors to receive preferential terms, including management fee and/or carried interest or incentive allocation rates that are lower than those that would apply to a purchase of the Company’s Shares in the absence of such arrangements, as well as altered liquidity rights (including, without limitation, altered redemption rights or altered rights to cancel remaining undrawn commitments). The KKR Group has established and expects in the future to establish KKR Vehicles that pursue similar strategies to the Company and could permit such KKR Vehicles and any other investor to co-invest in some or all of the acquisitions of Infrastructure Assets made by the Company (see “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments” below). The terms applicable to such KKR Vehicles and co-investors, including management fees or carried interest, could be more favorable than those applicable to the Company (and could also include no management fees and/or carried interest). The foregoing preferential terms are unavailable to Shareholders in the Company that have not entered into comparable arrangements with the KKR Group.

The Company may enter into Joint Ventures with third-party managers or other persons with respect to the management of specified Infrastructure Assets or categories of Infrastructure Assets and in connection therewith, such third party managers or other persons may receive management fees and/or performance-based compensation such as a carried interest and/or incentive allocations in vehicles through which such Joint Ventures invest. The Company could also hold certain Infrastructure Assets through investment vehicles managed in whole or in part by third party managers or other persons where the Manager determines this is necessary or appropriate due to regulatory or other comparable reasons. Any compensation of such third party managers or of Joint Ventures partners, which will reduce the Company’s returns from the relevant Infrastructure Assets, will not be shared with the Company or offset against Management Fees payable to the Manager.

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares and Class R Shares for a 60-month period following the Initial Offering (provided that such Class U Shares and Class R Shares are held in connection with an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering and 1.25% per annum of the month-end NAV attributable to Class U Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly invests in an Infrastructure Asset, as determined in the good faith judgment of the Manager. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s Infrastructure Assets, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Infrastructure Asset), and therefore, the net asset value may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its net asset value. If the Company’s net asset value is calculated in a way that is not reflective of its actual net asset value, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.

KKR Capital Markets

The Company expects to engage KKR or affiliates of KKR to facilitate the arranging and servicing of financing to the Company. In particular, KCM will receive fees directly from the Company in connection with arranging any such financing for the Company, including financings involving affiliates of KKR. Such financings arranged by KCM can include the establishment of a credit facility for the Company as well as syndication and warehousing arrangements for the Company. These payments to KCM would not be shared with the Company or Shareholders and will benefit KKR directly and indirectly. Any amounts paid to KCM for such services by the Company as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by the Company as Company Expenses, will not result in any offset to the Management Fee. Even if debt holders are responsible for such payments, the Company may indirectly bear some of the cost. KKR directly benefits from the engagement of KCM through the payment of fees, and there is therefore an inherent conflict of interest. When required, the prior consent of the Board (or the non-independent members thereof) will be sought in connection with the provision of such services and payment of such fees.

Other Fee Offset

With respect to the timing of any offsets to the Management Fee, offsets will generally be calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee for such period being deducted from the next month’s Management Fees. Because each Shareholder’s proportionate share of Shares will change over time, such Shareholder’s Management Fees may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting Shareholders in one subscription period.

Fees paid by Holders of Certain Investor Shares

Shareholders (or their brokers on their behalf) may elect to purchase Investor Shares and in connection therewith, by virtue of holding Class S, Class U or Class D Shares, bear a larger amount of fees than Shareholders that are not holders of Class S, Class U or Class D Shares for reporting, administrative and other services provided by such Shareholder’s registered investment adviser, adviser representative or other financial intermediary. Some or all of the Servicing Fee payable in respect of a holder of Class S, Class U or Class D Shares’ investment may be allocated to such Shareholder’s representative at the registered investment adviser or broker-dealer through which such Shareholder was placed. Any amounts allocated in accordance with the foregoing sentence will compensate such registered investment adviser or broker-dealer representative for reporting, administrative and other services provided to a Shareholder by such representative. The receipt of the Servicing Fee by a Shareholder’s registered investment adviser or broker-dealer representative will result in a conflict of interest.

Loan Servicing and Asset Recovery Activities

The KKR Group will, from time to time, provide loan services to the Company and/or KKR Vehicles that invest in loan participations or to portfolio companies or other issuers in which they invest (including non-controlled issuers) or to lending syndicates in which they participate, and will generally be entitled to servicing fees and expense reimbursements for such activities. Such services are expected to include sourcing of loans, due diligence of loans and general servicing or administration services in respect of loan portfolios. In particular, the KKR Group broker-dealer has established a loan administration business pursuant to which it provides Administrator, collateral agent and other loan administration services to borrowers and other portfolio companies and issuers in which the Company and/or KKR Vehicles could invest, particularly (but not only) where such broker-dealer is the lead or sole arranger in the relevant transaction, and will be entitled to servicing fees and expense reimbursements in respect of these activities.

In addition, the KKR Group has acquired an interest in an “asset reconstruction company” (an “ARC”) in India which sources, services and/or resolves performing or non-performing loans and provides services relating to loan administration, loan or asset resolution, restructuring and reconstruction in India. The Company can invest in security receipts issued by special purpose trusts or similar vehicles (“ARC Portfolio Trusts”) established by the ARC acting as trustee and manager of the relevant ARC Portfolio Trust. Each such ARC Portfolio Trust will acquire nonperforming loans and / or other relevant assets that such ARC Portfolio Trust is permitted to invest in under applicable law. The ARC will typically be entitled to reimbursement of expenses and compensation for services rendered to an ARC Portfolio Trust, which will typically include an annual management fee based on the net asset value of the assets held by an ARC Portfolio Trust. Where the ARC provides work out and other similar services to an ARC Portfolio Trust, the ARC could also be entitled to performance fees or other performance-based compensation. Pursuant to applicable regulations in India, the ARC has been required to have a 15% interest in each ARC Portfolio Trust it establishes and services. Accordingly, the ARC will co-invest alongside the Company in all assets participated in by the Company through an ARC Portfolio Trust to the extent of such minimum required interest. All management fees, performance fees and other compensation charged to any ARC Portfolio Trust by the ARC, and any returns received by the ARC on its proprietary interest in any ARC Portfolio Trust, will be retained by the ARC, and the KKR Group, as a shareholder of the ARC, will receive a share of such compensation through its share of distributable profits received from the ARC, none of which will be shared with the Company or offset against the Company’s Management Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Accordingly, the Company will not receive any benefit from such share of such compensation earned by the KKR Group. The Company alone or together with KKR Vehicles and third-party investors could invest in security receipts issued by ARC Portfolio Trusts, which will use such proceeds to acquire the non-performing loans and/or other relevant assets. In addition, the ARC is permitted to provide services to ARC Portfolio Trusts in which neither the Company nor any KKR Vehicle invest. The ARC is not under any obligation to bring acquisition opportunities sourced by investment managers and other third parties that are not affiliated with the Manager to the Company or any KKR Vehicle.

While fees and other compensation paid to the ARC by any ARC Portfolio Trust in which the Company invests are generally expected by the Manager to be reasonable and generally charged at rates that are at or below market rates for the relevant services, such compensation will not in each case be negotiated on an arm’s-length basis and from time to time could be in excess of fees, commission or other compensation that are charged by other, unaffiliated service providers.
Further, acquisition opportunities sourced by the ARCs could be offered by the ARC to the Company and KKR Vehicles which could give rise to other conflicts of interest that are relevant to the Company (for example, but without limitation, conflicts of interest relating to allocations of acquisition opportunities). The KKR Group could, in the future, acquire interests in other ARCs or comparable service providers in India or elsewhere, in which case, the above considerations are expected also to be applicable to any such service providers.

Platform Investments; Operating Partners

From time to time, the Company or the KKR Group will recruit an existing or newly formed management team to pursue a new “platform” opportunity expected to lead to the formation of a future Infrastructure Asset. In other cases, the Company or the KKR Group could form a new Infrastructure Asset and recruit an existing or newly formed management team to build the Infrastructure Asset through acquisitions and organic growth. Further, in order to augment the KKR Infrastructure Team’s capabilities and diligence techniques and, in some instances, operate or service the Company’s acquisitions, the KKR Group could partner with, including through Joint Ventures or by making acquisitions in, high-quality infrastructure operators with significant infrastructure expertise and the requisite skills to operate or service the Company’s assets. Finally, the Company could retain third parties or members of the KKR Group to provide Asset Leasing Services relating to acquisition opportunities comprised of asset leasing arrangements, including aircraft leasing investments, high quality operators with significant expertise and the requisite skills to operate or service the Company’s assets.

The structure of each platform Infrastructure Asset and the engagement of each operating partner will vary, including in respect of whether a management or operating team’s services are exclusive to the platform and whether members of the management or operating team are employed directly by such platform or indirectly through a separate management company established to manage such platform, and such structures are subject to change throughout an asset’s hold period, for example, in connection with potential restructurings, refinancings and/or dispositions. Members of the management or operating team for a platform investment will at times include former KKR Personnel, Executive Advisors, Industry Advisors, Senior Advisors, KKR Advisors and Capstone Executives. The members of the management team might be selected because the Manager believes that they have particular expertise, capability or knowledge with respect to an actual or potential portfolio company or infrastructure sector or for regulatory reasons or to assist the Manager in building relationships that could be beneficial to the Company and that could create opportunities for future acquisitions of Infrastructure Assets. Although the Manager anticipates exercising influence over any “platform” investments, there could be situations where the Manager will have little influence over such management team with respect to the invested amounts, and there is no assurance that any such investment would benefit the Company, either economically or by achieving access to attractive future acquisition opportunities.

The management or operating team of a platform investment (or one or more members thereof) could also provide the same or similar services with respect to other platform investments of the Company and/or one or more KKR Vehicles (including predecessor funds and successor funds thereto) or provide the same or similar services for assets owned by third parties. KKR Vehicles could invest in platforms in which the Company is also invested. The Company could potentially realize a platform investment (in whole or in part) through sale of the platform or a disposition of assets held through the platform (including any management operating company), including to one or more KKR Vehicles or third parties. The provision of the foregoing services will not require the prior consent of the Board (or the non-independent members thereof) so long as such transactions are effected in accordance with the terms of the LLC Agreement. The services provided by the platform’s management and operating team could potentially be similar to, and overlap with, services provided by the KKR Group or its affiliates to the Company or to KKR Vehicles, and the services could also be provided exclusively to the Infrastructure Asset.

As with the Company’s other Infrastructure Assets, in respect of all platform arrangements, the Company will bear the expenses of the management team and/or Infrastructure Asset, as the case may be, including, for example, any overhead expenses, management fees or other fees, employee compensation, diligence expenses or other expenses in connection with backing the management team and/or the build out of the platform. Such expenses will be borne directly by the Company as Company expenses (or Broken Deal Expenses, if applicable) or indirectly as the Company bears the start-up and ongoing expenses of the newly formed platform. The compensation of management of a platform Infrastructure Asset will generally include management fees (or other fees, including, for example, origination fees) or interests in the profits of the Infrastructure Asset (or other entity in the holdings structure of the platform Infrastructure Asset), including profits realized in connection with the disposition of an asset and other performance-based compensation. Where the management or operating team of a platform Infrastructure Asset of the Company provides services that benefit KKR Vehicles, those KKR Vehicles will not necessarily bear their allocable share of platform related expenses, including compensation of management. Although it is possible that a platform Infrastructure Asset will be controlled by the Company, members of a management team will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Management Fees or carried interest distributions payable to the Manager in respect of the Company.

With respect to operating partners, the KKR Group will generally retain, or otherwise enter into a Joint Ventures arrangement with, such operating partner on an ongoing basis through a consulting or Joint Ventures arrangement involving the payment of annual retainer fees. Further, such operating partner will typically receive success fees, performance-based compensation and other compensation for assistance provided by such operators in sourcing and diligencing acquisitions for the Company and KKR Vehicles. Such annual retainer fees, success fees, performance-based compensation and the other costs of retaining such operating partners would ordinarily be borne directly by the Company as fund expenses. To the extent that an operating partner is providing services on an exclusive basis to the KKR Group, or the Company acquires an interest in such operating partner, members of such operating partner will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Management Fees or Performance Participation Allocation payable to the Manager or KKR in respect of the Company. Such operating partners (including operating partners in which the Company owns an interest) will generally operate assets on behalf of the Company as well as KKR Vehicles and could also operate assets for third parties.

For example, the KKR Group has entered into a consulting agreement with Water Capital Partners, LLC (“WCP”) who worked with the KKR Infrastructure Team in developing and performing due diligence on the previous water and wastewater concession investments that have since been exited and who continue to manage those concessions for the new owner as they did while those investments were owned by a KKR Vehicle. Under the consulting arrangement, WCP receives an annual retainer fee for assisting the KKR Group in sourcing and diligencing potential water, wastewater and waste investment opportunities in the United States. The foregoing annual retainer fee is allocated to and borne by KKR Vehicles that participate in the global infrastructure strategy. The Company will be allocated a portion of the annual retainer fee when it becomes operational. Under the consulting agreement,WCP could also be entitled to receive additional success fees for their pre-closing work related to acquisitions consummated by the Company and KKR Vehicles and WCP could be retained to provide operational and administrative services in respect of such acquisitions, which would require the payment of additional compensation and could include equity-based consideration such as a promote. The foregoing success fees and additional compensation would be borne by the Company and KKR Vehicles. None of the compensation or expenses described above will be offset against any delegate management fees or carried interest distributions payable in respect of the Company.

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company and the Manager, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation and Reimbursement Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement”. In addition, the Company will pay Broken Deal Expenses and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement. As discussed in more detail below under “Co-Investments,” the Company is expected to participate in specific acquisitions together with one or more KKR Vehicles and could also co-invest with the KKR Group (investing for its own account through proprietary entities) and other Co-Investors. In addition, to the extent permitted under the LLC Agreement, the Company and KKR Vehicles are expected to invest in accordance with similar strategies in respect of one or more categories of Infrastructure Assets which the Company seeks to acquire. In particular, but without limitation, the Company is expected from time to time to invest alongside KKR Vehicles. The Manager, KKR and its affiliates will determine, in their discretion, the appropriate allocation of acquisition-related expenses, including Broken Deal Expenses incurred in respect of unconsummated acquisitions and expenses more generally relating to a particular business strategy, among the funds, vehicles and accounts participating or that would have participated in such acquisitions or that otherwise participate in the relevant business strategy, as applicable, which as discussed below, could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant acquisitions.

Out-of-pocket expenses associated with a completed acquisition made by the Company will from time to time be borne by the relevant Infrastructure Asset or a related investment vehicle through which the acquisition is made by the Company and capitalized as part of the acquisition price of the relevant transaction to the extent not reimbursed by a third party. As indicated above, where the relevant Infrastructure Asset bears such expenses, then each direct and indirect equity owner of the company will indirectly bear a portion of such expenses. In certain transactions, however, certain expenses, which could include fees and expenses payable to KKR Capstone (or other Technical Consultants), Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors, as applicable, and transaction and monitoring fees and service costs payable to the KKR Group, among others, will be allocated to and borne by (i) holding companies or other vehicles through which certain, but not all, of the direct and indirect equity owners of the Infrastructure Asset invest or (ii) a specific KKR fund, vehicle or account, including the Company and/or KKR Vehicles. Where such expenses are borne by Infrastructure Assets which the Company acquires, this will result in the Company bearing a greater portion of such costs and expenses than would be the case if such costs were paid by the relevant Infrastructure Asset.

Expenses related more generally to a business strategy, including Broken Deal Expenses, certain organizational expenses (e.g., those related to the establishment of a multi-investment platform for a strategy), fees and expenses of consultants (including Senior Advisors, and Industry Advisors, Executive Advisors, KKR Capstone and other Technical Consultants) and costs and expenses of research relating to such strategy, will be allocated to the Company and/or any KKR Vehicles (and, if applicable, KKR proprietary entities) participating in the relevant business strategy. The allocation of such expenses among participants in a given strategy will be based upon a number of relevant factors, including, without limitation, the capital committed to the strategy and the amount of capital historically invested, or remaining invested, in similar investments. The proportion of such expenses allocated to any relevant fund, vehicle or account could, accordingly, vary from period to period, but as a general result, the most significant portion of such expenses is typically borne by the primary Infrastructure Assets for such strategy.

KKR Insurance Costs

The KKR Group expects to maintain one or more insurance policies that cover the Company, KKR Vehicles, and the KKR Group, and as noted in “Item 7. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Company Expenses,” the Company will bear an allocable portion of the premiums and fees for such policies as Company expenses. The KKR Group believes that employing such insurance policies enables the KKR Group to achieve lower overall premiums and fees for the Company, KKR Vehicles, the KKR Group and its affiliates. Such policies typically carry a per occurrence deductible, which would be expected to be borne by the relevant insured person(s) making a claim under the policy and not by other insured persons. On the other hand, such insurance policies typically have a maximum amount that will be paid to insured person(s) making any claim, and as such, it is possible that the Company will have insufficient coverage to the extent that a claim by a KKR Vehicle, KKR and/or one or more members of the KKR Group is paid for their insurance claims up to such maximum amount. In determining the Company’s allocable portion of any insurance premium or fee, the KKR Group first determines the portion of the aggregate amount of such premium or fee that is allocable to the private markets division of the KKR Group (which includes the Company and the KKR Vehicles that are private equity, growth equity or real asset funds) and the portion allocable to the public markets division of the KKR Group based on its assessment of the risks associated with their respective underlying businesses. Historically, the KKR Group has allocated 85% of the aggregate premiums or fees to the private markets division and 15% to the public markets division. The KKR Group then further allocates the private markets division’s portion of the aggregate premiums or fees among the KKR Vehicles comprising the private markets division (including the Company) pro rata based upon their relative NAV as of a specified date on or near the date the KKR Group entered into the applicable policy. In addition to the KKR Group policies referenced above, the Company could obtain one or more additional insurance policies that are specific to the Company, its activities and/or its Infrastructure Assets. The costs of any such additional policies would be borne solely by the Company and/or its Infrastructure Assets (in addition to the amounts borne by the Company under the KKR Group policies described above).

Operational and other Company-related expenses (or a portion thereof to the extent operational resources giving rise to such costs are also used by the KKR Group for proprietary purposes) generally will be borne by the KKR Group out-of-pocket and then reimbursed by the Company. In the event of any error by the KKR Group in the calculation of allocable expenses for which reimbursement from the Company is sought (which could result in an under or over reimbursement of expenses), the KKR Group will endeavor to correct such error as soon as reasonably practicable, including by refunding any over reimbursement or netting such amount out of subsequent amounts payable to the KKR Group. Interest will not accrue on any refunds or additional reimbursement payments between the KKR Group and the Company to rectify any such error.

The KKR Group manages certain investment vehicles that are either feeder funds investing in KKR Vehicles or side-by-side vehicles investing alongside KKR Vehicles that are established primarily for the benefit of KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, Capstone Executives and certain other persons associated with the KKR Group, including, without limitation, certain external consultants, and could potentially participate in acquisitions of Infrastructure Assets made by the Company. The KKR Group will generally bear any allocable share of organizational costs and other expenses allocable to these vehicles on their behalf.

In addition to the insurance carried by KKR and its affiliates, the Company also carries liability insurance, including “D&O” insurance that is similar to that which similar businesses hold, and in amounts that are customary for the types of businesses that the Company operates. The Company pays for costs and expenses for its own insurance along with an allocable portion of costs of the KKR insurance policies that benefit the Company and its Infrastructure Assets.

Applicable Employees

The Company will also pay or otherwise bear the costs and expenses associated with administration of the Company and its assets. Such expenses will include allocable compensation and overhead of applicable employees of the KKR Group that are members of the KKR Group’s finance, tax, legal, compliance, technology, public affairs and operations teams that spend time on Company-related matters (the “Applicable Employees”). The following principles will be applied in determining allocable compensation and overhead of Applicable Employees.

Each Applicable Employee will track his/her time (currently expected to be in half-hour increments) spent engaged in a variety of matters that can be generally categorized as relating to (i) administration of the Company, (ii) administration of the Company’s assets, (iii) administration of KKR Vehicles and their assets and (iv) non-fund related activities. The Company will only bear the compensation and overhead of each Applicable Employee that is allocable to the time spent on matters relating to clauses (i) and (ii) relative to the total time spent on all matters by such Applicable Employee. The KKR Group will bear the portion of compensation and overhead of Applicable Employees that is allocable to non-fund related activities. The following activities are included in the administration of the Company and administration of the Company’s assets: (a) capital activity, which includes processing subscriptions and redemptions and calculating Management Fees and the Performance Participation Allocation; (b) fund financial reporting, which includes semi-annual, annual and other periodic financial statements, working with the Company’s auditors on the annual audit, preparing transparency reports and fee reporting, managing the Company’s general ledger and equity ledger, and preparation and review of quarter close work papers; (c) tax compliance and reporting as well as advice and work related to tax structuring for the Company, its Infrastructure Assets and intermediate holding entities; (d) legal and compliance activities, including, but not limited to, amendments to the Company’s Registration Statement on Form 10, the LLC Agreement, the Management Agreement and other documentation related to the Company, compliance with applicable law and regulations, and work related to structuring the Company, its Infrastructure Assets and intermediate holding entities; (e) treasury and operations, which includes cash movement and reconciliation and management of credit facilities; (f) custody, which includes managing the custody confirmation process, (g) valuation and (h) maintaining, updating, implementing and enhancing technology software and equipment to conduct the foregoing activities and other technological support in respect of any of the foregoing activities.

Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2022 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2021, even though individual vice presidents on the finance team in New York could have actually been paid less (or more) than the average in 2021 or 2022. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2022 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2021, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2021 or 2022. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.

Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2022 will be the smallest occupied workspace by a vice president on the finance team in New York for 2021, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2021 or 2022. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.

It should be noted that the KKR Group does not obtain pricing information from unaffiliated third-party service providers and accordingly compensation and overhead of Applicable Employees charged to the Company could be in excess of the cost of comparable services provided in an arm’s-length transaction. In addition, the KKR Group could, from time to time, expand the scope of Applicable Employees to apply to additional personnel (or categories of personnel) of the KKR Group devoting time to Company administration matters, as well as in-house attorneys, accountants and tax advisers engaged in the Company’s legal and regulatory compliance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Company Expenses” for a further description of expenses that will be borne by the Company. In addition, KKR Vehicles will bear expenses incurred with respect to the Company and its Infrastructure Assets for services performed by employees of the Company and KKR Vehicles will be responsible for compensating the Company accordingly.

The Manager and/or its affiliates are permitted to, in their discretion, consult with or refer to the Board (or the non-independent members thereof), legal counsel, tax advisors, accountants, investment bankers and other similar advisors engaged by the Company, the Manager, the KKR Group or any of their affiliates regarding any determinations with respect to contractual interpretation or ambiguities relating to fees, costs and expenses, and the Manager and/or its affiliates are permitted to rely on such advice. Such determinations, if made in good faith reliance on such consultation, will be binding on all Shareholders, the Company and the Manager.

The Company will have its own employees, as well as employees of KKR, that will be assigned or seconded to the Company. We will pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Certain employees of KKR are expected to be transferred to be employees of the Company, and the Company will be responsible for all hiring costs of such employees, including make-whole payments and signing bonuses paid to such employees and will reimburse KKR for such costs.

1940 Act Considerations

KKR manages directly and through certain joint venture arrangements, a number of registered investment companies and business development companies which are regulated pursuant to the Investment Company Act (“1940 Act Funds”). Such 1940 Act Funds can invest alongside the Company and other non-1940 Act Funds in certain circumstances when doing so is consistent with their investment strategy as well as applicable law and SEC staff interpretations. In addition, certain 1940 Act Funds and the Company and other non-1940 Act Funds can invest alongside each other pursuant to exemptive relief granted by the SEC to KKR. This exemptive relief enumerates various conditions that need to be followed by the participating investment vehicles in order to co-invest with each other. In some circumstances, due to regulatory considerations related to the 1940 Act, the 1940 Act Funds will not be considered eligible to participate in specific investments for allocation purposes. As a result, the 1940 Act Funds will not be able to participate in as many investments as the non-1940 Act Funds and allocations of investments to the Company, other non-1940 Act Funds and 1940 Act Funds pursuing a similar investment strategy will vary materially from investment to investment as a result of such regulatory considerations. Due to the substantial size of certain of these 1940 Act Funds, allocations of investments to the Company could be materially reduced where 1940 Act Funds are participating alongside the Company in such investments. In certain circumstances, the Company and other non-1940 Act Funds will not be able to participate at all in an investment if the 1940 Act Funds are participating. Similarly, there could be certain circumstances in which 1940 Act Funds and/or the Company and other non-1940 Act Funds participate in the same transaction and due to subsequent events, either the 1940 Act Funds or the Company and other non-1940 Act Funds cannot participate in follow-on investments in the same issuer. Conflicts also will arise if the 1940 Act Funds hold different securities in an issuer’s capital structure to those held by the Company or other non-1940 Act Funds. The KKR Group’s ability to manage such conflicts could, in certain circumstances, be restricted by the 1940 Act and applicable rules, regulations and SEC staff interpretations.

Acquisition and Disposition of Infrastructure Assets Alongside KKR Vehicles

The Company will form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that a significant portion of our Infrastructure Assets will be owned and controlled by the Company through Joint Ventures alongside one or more KKR Vehicles. Although our Joint Ventures will be managed in a way that reflects the commonality of interests among the KKR Vehicles and the Company, the Company and such KKR Vehicles will generally have different holding periods and/or business or investment objectives (including return profiles). As a result, KKR, including the Manager, may have conflicting goals with respect to the price and timing of disposition opportunities.

The Company benefits from access to KKR’s infrastructure platform and from the ability to form Joint Ventures with KKR Vehicles for the purpose of acquiring, owning and controlling Infrastructure Assets. Although it is not required to, the Company may choose to dispose of an Infrastructure Asset held through a Joint Venture at the same time as one or more KKR Vehicles dispose of an Infrastructure Asset held through the same Joint Venture, including to avoid becoming a Joint Venture partner with an unaffiliated entity. As a result, the Company may choose to sell or hold Infrastructure Assets (possibly at disadvantageous times or under disadvantageous conditions) as a result of one or more KKR Vehicles choosing to sell or hold such Infrastructure Assets. Any such dispositions of Infrastructure Assets made in consideration of dispositions by KKR Vehicles may occur at times that do not otherwise align with Company’s long-term holding period. The Company and KKR Vehicles may also dispose of their interests in an Infrastructure Asset held through a Joint Venture at different times and on different terms.

KKR’s Investment Advisory and Proprietary Activities

As a global investment management firm, the KKR Group sponsors and advises, and expects, in the future, to sponsor and advise, a broad range of investment funds, vehicles and other accounts that make investments worldwide. These include, but are not limited to, the KKR Vehicles. The KKR Group also makes investments for its own account, including, for example, through investment and co-investment vehicles established for KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, Capstone Executives and certain other associated persons of KKR Credit, the KKR Group or any KKR affiliates.

The KKR Public Company uses the Balance Sheet as a significant source of capital to further grow and expand its business, increase its participation in existing businesses and further align its interests with those of investors in KKR Vehicles and other stakeholders. The Balance Sheet includes general partner capital commitments to, and limited partnership interests in KKR Vehicles, proprietary investment vehicles and accounts, co-investments in certain portfolio companies and energy and real estate assets acquired in connection with the KKR Public Company’s acquisition of KKR Financial Holdings LLC (“KFN”) in April 2014. The Balance Sheet also holds other assets used in the development of the KKR Public Company’s business, including seed capital for the purpose of developing, evaluating and testing potential investment strategies, products or new strategies (“Seed Investments”) (see “—KKR Stakes and Seed Business” below).

The KKR Public Company has adopted policies and procedures (the “Balance Sheet Guidelines”) to mitigate any potential conflicts of interest between the investment activities of the Balance Sheet on the one hand and the Company and any KKR Vehicle on the other. Under the Balance Sheet Guidelines, the Balance Sheet’s uses are categorized generally into three categories: (1) strategic, (2) opportunistic and (3) operational funding.

Strategic uses principally focus on acquiring or owning assets in the financial services industry to enhance the KKR Public Company’s businesses or earnings. Examples of such uses include strategic acquisitions, such as Pacific Alternative Asset Management Company, LLC (“PAAMCO”), Prisma Capital Partners LP (“Prisma”) and KFN, general partner commitments to KKR funds, warehoused investments for KKR funds and investments through the Stakes and Seed Business (see “—KKR Stakes and Seed Business” below).

Opportunistic uses are investments principally made to generate an investment return. Examples of such investments include co-investments, certain investment activities of KFN and certain Seed Investments, real estate investments, and investments in which the Balance Sheet has received a distribution of securities in kind or the Manager has elected to receive a distribution in kind in lieu of a cash distribution (see “—Fees” below). The KKR Group seeks to address potential conflicts of interest arising from opportunistic investments by offering, where the KKR Group believes it is appropriate, such investments to relevant KKR Vehicles.

Similarly, the KKR Group has established investment vehicles with approximately $13.5 billion of third-party capital and approximately $7 billion of Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company. Because more than 30% of the Core Investment Platform is comprised of the KKR Public Company’s proprietary Balance Sheet capital, the KKR Group treats the entire Core Investment Platform as a proprietary entity. The KKR Group has established (and could in the future establish) KKR Vehicles that co-invest alongside the Core Investment Platform, which increase the amount of capital dedicated to the Core Investment Platform’s investment strategy. The Core Investment Platform targets opportunistic “core” investments, which are typically characterized by an expectation of lower returns and risks, longer hold periods, less leverage, and a greater focus on income generation and regular dividends than typical private equity investments, although no single attribute is determinative and attributes of a particular core investment could change over time. The Company will invest alongside the Core Infrastructure Platform in accordance with the Manager’s allocation policies and procedures. The KKR Group could establish KKR Vehicles treated as proprietary investment vehicles similar to the Core Investment Platform in the future.

In addition, the KKR Group has sponsored a special purpose acquisition company (“SPAC”) and may in the future sponsor additional SPACs or other blank check companies in connection with its investment activities, including through completing a de-SPAC transaction between a portfolio company and a SPAC. As the sponsor of a SPAC, the KKR Group may have an incentive to allocate investment opportunities to a KKR Group-sponsored SPAC. In order to mitigate this conflict of interest, the KKR Group has established allocation policies and procedures which provide that potential investment opportunities must be offered to the Company (or the relevant KKR Vehicles pursuing the relevant investment strategy) before a KKR Group-sponsored SPAC is permitted to consummate the relevant investment. However, actual or potential conflicts of interest could nevertheless arise in connection with the determination of whether an investment that is offered to the Company or the relevant KKR Vehicles will be consummated by the Company or the relevant KKR Vehicles or instead offered to the SPAC.

With respect to co-investments, KKR proprietary entities from time to time co-invest in investments by KKR Vehicles (including, potentially, the Company) in portfolio companies. Co-investments by KKR proprietary entities result in less availability of discretionary investment opportunities for third parties. The KKR Group does not generally charge management or administration fees or performance-related compensation for its services to such other KKR proprietary entities for such co-investment opportunities, and the KKR Group retains any allocated monitoring fees and transaction fees based on their respective ownership of the relevant investment in a portfolio company. The KKR Group will generally also bear any allocable share of expenses related to such co-investments on behalf of such KKR proprietary entities. In light of the overlap between the strategies of the Company and the Core Investment Platform, the Core Investment Platform could co-invest alongside the Company from time to time in Infrastructure Assets that fall within the Company’s business strategy.

The KKR Group will also from time to time make “core,” “core +” and “opportunistic” investments pursuant to strategies that mirror, or are similar to, in whole or in part, investment strategies implemented by the KKR Group on behalf of KKR Vehicles and/or the Company.

Lastly, the Balance Sheet’s operational funding uses typically consist of activities to facilitate normal course transactions in support of the KKR Public Company’s businesses. Examples of such activities include capital support for the activities of affiliated broker-dealers and treasury and liquidity management investments. Operational activities could also include provision by the Balance Sheet of credit support to a general partner’s obligation to a KKR fund or KKR Vehicles as well as support of certain transactions by KKR funds or KKR Vehicles or by their portfolio companies. For example, the Balance Sheet could provide interest-free loans to holding companies or other entities through which the Company invests or to platform vehicles in order to bridge down payments or other transactional or operational needs of an Infrastructure Asset pending the receipt by such holding companies of capital contributions from the Company and other equity owners. As an additional example, a proprietary account of the KKR Group has agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of a KKR Vehicle. Operational funding activities are not offered to KKR Vehicles or the Company for investment allocation purposes.

Moreover, from time-to-time, KKR will finance, securitize or employ other structured finance arrangements in respect of certain Balance Sheet assets. For example, the KKR Group has established KKR Financing Partners, in which the Balance Sheet and/or KKR Personnel own a majority equity interest, and which are funded in part through financing provided by one or more third parties (“KKR Financing Partners”), and such KKR Financing Partners could hold Shares in the Company. The interest of any KKR Financing Partners in the Company will be entitled to and subject to the same rights and obligations as other Shareholders of the Company including voting rights, which the KKR Group will control. The KKR Group will also from time to time employ structured financing arrangements with respect to co-investment interests and investments in KKR Vehicles made by Balance Sheet entities (including, potentially co-investments with the Company). These structured financing arrangements could alter the KKR Group’s returns and risk exposure with respect to the applicable Balance Sheet assets as compared to its returns and risk exposure if the KKR Group held such assets outside of such structured financing arrangements and could create incentives for the KKR Group to take actions in respect of such assets that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with the Shareholders of the Company and investors in KKR Vehicles.

In addition, a KKR fund or KKR Vehicle might, subject to applicable requirements in their governing documents, which could include obtaining limited partner or advisory committee consent, determine to sell a particular portfolio company interest to a separate vehicle, which will typically be managed by the KKR Group, with different terms than the KKR fund or KKR Vehicle (i.e., longer duration), and provide limited partners with the option to monetize their investment with the KKR fund or KKR Vehicle at the time of such sale, or to roll all or a portion of their interest in the portfolio company into the new vehicle. Under such circumstances, the KKR Group could invest in or alongside the new vehicle, or hold the entirety of the portfolio company interest sold by the KKR fund or KKR Vehicle through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle).

The foregoing proprietary entities, including Seed Investments and KFN as well as KKR Vehicles, have in the past invested and are expected to continue to invest in similar or the same types of securities, properties or other assets in which the Company or KKR Vehicles seek to invest. These proprietary entities, as well as KKR Vehicles, could potentially compete with, and have interests adverse to, the Company or KKR Vehicles. The existence of Seed Investments and KKR proprietary entities, including KFN, and KKR Vehicles investing in the same or similar assets that are sought to be acquired by the Company or KKR Vehicles, could, among other adverse consequences, affect the prices of the assets, securities, properties or other assets in which the Company invests and affect the availability of such assets (see “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments” below). In such circumstances, the KKR Group’s interest in maximizing the investment return of its proprietary entities and those of its members creates a conflict of interest in that the KKR Group could be motivated to allocate more attractive opportunities to the proprietary entities under its management, and allocate less attractive opportunities to KKR Vehicles and/or the Company. Similarly, the KKR Group could be motivated to allocate scarce opportunities to the proprietary entities under its management rather than to KKR Vehicles and/or the Company.

Impact of Other Investment Activities

Additionally, the KKR Group has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR Vehicles or KKR proprietary entities that are different from, or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the Infrastructure Assets held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of certain KKR Vehicles or KKR proprietary entities and the Company or the regulatory status of KKR Vehicles and any related restrictions or obligations imposed on KKR as a fiduciary thereof (including, for example, KKR Vehicles invested in by pension plans and employee benefit plans and constituting “plan assets” under ERISA or KKR Vehicles that are registered as investment companies under the Investment Company Act). Such advice and actions could adversely impact the Company. For example, a KKR Vehicle or KKR proprietary entity could concurrently, or in close proximity in time with such acquisition by the Company, establish a short position in a security acquired by the Company (for example, as collateral) or that otherwise relates to such a security held by the Company, and such short sale could result in a decrease in the price of the security acquired by or otherwise held by the Company or could otherwise benefit the execution quality of the transaction entered into by the KKR Vehicle and/or the KKR proprietary entity. Additionally, the investment programs employed by the KKR Group for KKR Vehicles or KKR proprietary entities could conflict with the transactions and strategies employed by the Manager and/or KKR in managing the Company. Where the Company, KKR proprietary entities, including Seed Investments, and KKR Vehicles hold interests in the same assets, their interests could potentially be in conflict irrespective of whether their assets are at different levels of the capital structure. For example, the timing of entry into or exit from a portfolio company could vary as among these parties for reasons such as differences in strategy, existing portfolio or liquidity needs. As a further example, the Company could (but is not required to) engage in bona fide hedging transactions in connection with its assets, while KKR proprietary entities and KKR Vehicles could enter into such transactions for speculative purposes or, alternatively, hedge a given risk related to a given asset more or less fully than the Company. KKR proprietary entities and KKR Vehicles could enter into such hedging arrangements in connection with assets alongside the Company and, like other Shareholders in the Company, could also enter into hedging arrangements in connection with their acquisitions made through the Company (including with respect to the Manager’s or KKR’s (or each of their affiliate’s) entitlement to receive the Performance Participation Allocation), which arrangements are not employed by the Company itself. These differences in hedging strategy could result in such KKR proprietary entities or KKR Vehicles achieving more or less favorable returns with respect to an asset relative to the returns achieved by the Company or other Shareholders in the Company depending upon the timing of the disposition of the relevant asset. Similarly, the form of consideration received in connection with an exit of an asset could also vary among these parties if, for example, KKR proprietary accounts receive and retain an in-kind distribution of securities, for example, through an in-kind distribution by a KKR Vehicle or the Company to its general partner, where such securities are otherwise disposed of by such KKR Vehicle or the Company for cash, in whole or in part.

The above variations in timing or form of consideration could be detrimental to the Company or any such other investing entities. There can be no assurance that the terms of, or the return on, the Company’s Infrastructure Assets will be equivalent to, or better than, the terms of, or the returns obtained by, any KKR Vehicles or KKR proprietary entities, including in respect of any category of assets, nor can there be any assurance that any KKR Vehicle or KKR proprietary entity with similar investment objectives, programs or strategies, including, without limitation, any Seed Investments, will hold the same positions, obtain the same financing or perform in a substantially similar manner as the Company. The KKR Group’s ability to implement the Company’s strategy effectively could be limited to the extent that contractual obligations entered into in respect of investments made by KKR Vehicles or KKR proprietary entities or regulatory obligations or restrictions imposed on the KKR Group as a result of the regulatory status of the KKR proprietary entities and/or KKR Vehicles (for example, under ERISA or the Investment Company Act) impose restrictions on the ability of the Company (or the KKR Group on its behalf) to invest in securities or interests that the Company would otherwise be interested in pursuing or to otherwise take actions in respect of the Company’s Infrastructure Assets that would otherwise be considered beneficial to the Company. For example, in certain instances in connection with the sale of investments by KKR proprietary entities or KKR Vehicles, the KKR Group could enter into agreements prohibiting KKR proprietary entities and the KKR Vehicles, including the Company, from engaging in activities that are deemed to compete with the disposed of investment for a certain period of time. Such agreements could in turn prevent the Company from acquiring Infrastructure Assets in certain sectors or regions, including investments that otherwise would have been appropriate for the Company.

In addition to investing alongside the Company, KKR Financing Partners and certain KKR Vehicles are expected to invest as Shareholders in the Company and will have the right to exercise any vote, consent or waiver required or permitted under the LLC Agreement in the same manner as other Shareholders in the Company. The manner in which such vote, consent or waiver is exercised by the relevant KKR Financing Partner or KKR Vehicle will be subject to its governing documents. The governing documents of KKR Financing Partners and KKR Vehicles sometimes provide that all or certain votes, consents or waivers are exercised by the underlying Shareholders or other third-party participants (such as the third-party financing providers for KKR Financing Partners) in the KKR Financing Partner or KKR Vehicle. However, such governing documents sometimes provide that any such vote, waiver or consent is permitted to be exercised independently by the KKR Group in its capacity as general partner, manager or a similar role with respect to the KKR Financing Partner or KKR Vehicle, in which case such vote, waiver or consent will be exercised by the KKR Group in accordance with the interests of the KKR Financing Partner or KKR Vehicle, or alternatively might be voted in accordance with prescribed mechanisms (e.g., in the same proportions as other Shareholders vote with respect to the relevant item), in each case as required or permitted under the governing documents of the relevant KKR Vehicle. The LLC Agreement of the Company permits any KKR Financing Partner and KKR Vehicle to participate in any vote, waiver or consent of the partners, notwithstanding the ability of the KKR Group to direct such vote, waiver or consent in its capacity as general partner, manager or a similar role with respect to such KKR Financing Partner or KKR Vehicle.

KKR Vehicles (including KKR proprietary Balance Sheet entities) could potentially provide financing to a third-party sponsor or its acquisition vehicle or to another company for the purposes of acquiring an Infrastructure Asset or an interest in an Infrastructure Asset from the Company. Although not limited to such arrangements, this type of financing could, for example, be provided through pre-arranged “staple” financing packages arranged and offered by the KKR Group to potential bidders for the relevant Infrastructure Asset or interest. The KKR Group will face conflicts of interest where any such KKR Vehicle provides such acquisition financing, in particular in respect of its incentives to select a bidder using such financing for the purposes of creating an investment opportunity for such KKR Vehicle and, potentially, related arranging fees for members of the KKR Group, notwithstanding that the relevant bid is below market or otherwise does not reflect on an overall basis the best available terms. Any such financing arrangements will be subject to the KKR Group’s policies and procedures for addressing conflicts.

The KKR Group could, including in particular through the KKR Group’s “Stakes and Seed Business” as discussed under “—KKR Stakes and Seed Business” below, invest on a proprietary basis in minority or majority interests in companies in which the Company and/or KKR Vehicles have no interest but which are counterparties to, or participants in, agreements, transactions or other arrangements with Infrastructure Assets of the Company (for example, an Infrastructure Asset of the Company could retain a company in which the KKR Group has a proprietary interest to provide services, including financial services, license software or develop proprietary technology or could acquire an asset from such company). Agreements, transactions and other arrangements entered into by the Company’s Infrastructure Assets and any such companies will indirectly benefit the KKR Group as an owner of such companies or could adversely impact any of the Company’s Infrastructure Assets with which they do business. The KKR Group’s interest in maximizing its return on such investments will give rise to a conflict of interests, in particular, but not limited to, circumstances where the KKR Group has the ability through its investments to influence the activities of such companies or encourages the Company’s Infrastructure Assets to transact therewith. Transactions between companies in which the KKR Group acquires such proprietary interests, on the one hand, and the Company, on the other, are generally not expected to constitute the types of transactions that will entitle such companies to transaction, monitoring and other fees or compensation that will reduce Management Fees payable in respect of the Company. For example, insurance brokerage fees or information technology licensing fees payable by any of the Company’s Infrastructure Assets to a KKR Affiliate for related services of a KKR Affiliate will not reduce Management Fees but will benefit the KKR Affiliate.

Material conflicts of interest that arise between the Company and the Shareholders, on the one hand, and the KKR Group (including the KKR proprietary entities and KKR Vehicles), on the other hand, generally will be discussed and resolved on a case-by-case basis by senior management of the KKR Group, including representatives of the Manager (or otherwise managed in accordance with internal policies and procedures reviewed by senior management). Any such discussions and policies will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflict. To implement best practices in the application and monitoring of conflict resolution, the KKR Group has created a Global Conflicts Committee. The Global Conflicts Committee is responsible for analyzing and addressing new or potential conflicts of interest that arise (or could arise) in the KKR Group’s business, including conflicts relating to specific transactions and circumstances, as well as those implicit in the overall activities of the KKR Group and its various businesses. In addition, KKR Credit has established policies and procedures for mitigating and managing possible conflicts of interest as they relate to businesses overseen by KKR Credit and KKR Vehicles advised by KKR Credit (including the management of the Company) and, in particular, for elevating, evaluating and resolving such conflicts. While the KKR Group will seek to manage any resulting conflicts in an appropriate manner (which could involve referring such conflicts to independent parties or acquiring a third-party fairness opinion or other means of resolving the conflict in lieu of referring such conflict to the Board (or the non-independent members thereof) as set out herein), such transactions or advice could have consequences that are adverse to the interests of the Company, such as, for example, by adversely affecting the availability or price of Infrastructure Assets that the Manager seeks to acquire for the Company or the price at which the Manager seeks to purchase or sell any Infrastructure Asset.

The Manager will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of, and such resolution will be binding on, the Company. These resolutions could include, (i) if applicable, handling the conflict as described in this Annual Report on Form 10-K, (ii) obtaining from the Board (or the non-independent members of the Board) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board to address the conflict, (iii) disposing of the asset or security giving rise to the conflict of interest, (iv) disclosing the conflict to the Board, including non-independent members of the Board, as applicable, or Shareholders (including, without limitation, in distribution notices, financial statements, letters to Shareholders or other communications), (v) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (vi) validating the arms-length nature of the transaction by referencing participation by unaffiliated third parties or obtaining consent from the limited partner advisory committee (or equivalent governance committee) of a KKR Vehicle that is similarly situated with respect to the conflict as the Company, (vii) in the case of conflicts among clients, creating groups of personnel within KKR separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (viii) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (ix) otherwise handling the conflict as determined appropriate by the Manager in its good faith reasonable discretion. Shareholders should be aware that conflicts will not necessarily be resolved in favor of the Company’s or the Shareholder’s interests. In addition, the Board is authorized to give consent on behalf of the Company with respect to certain specific matters, including those which may be required or advisable, as determined in the Manager’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the non-independent directors of the Company, if any. If the Board, consents to a particular matter and the Manager acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board, or otherwise as provided in the LLC Agreement, then the Manager and its affiliates will not have any liability to the Company or the Shareholders for such actions taken in good faith by them. In addition, KKR may be “dragged along” in engaging in activities that involve conflicts of interest without the Manager’s approval.

In connection with its other activities, the KKR Group could come into possession of information that limits the Company’s ability to engage in potential transactions, including by preventing an advisable sale of a particular Infrastructure Asset, which could have an adverse effect on the performance of the Company (see “—Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources” below). The Company’s activities will be constrained to the extent of its inability to use such information. The KKR Group has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Manager will consider those relationships, which could result in certain transactions that the Manager will not undertake on behalf of the Company in view of such relationships. The Company will also co-invest with other clients of the KKR Group in particular acquisition opportunities, and the relationship with such clients could influence the decisions made by the Manager with respect to such opportunities (see “—Co-Investments” below).

While the KKR Group believes that it maintains effective policies and procedures to review and mitigate conflicts of interest and believes that its compensation arrangements create an alignment of interest with its fund investors, discretionary compensation paid to and interests in proprietary entities held by investment executives of the KKR Group (including members of the Global Conflicts Committee) and others involved in addressing conflicts of interest relevant to the Company could cause such persons to be deemed to have a conflict when addressing certain issues in part due to their discretionary compensation arrangements and interests in various proprietary investments and investment vehicles.

Personal Private Investment Holdings

Certain investment personnel of the KKR Group maintain personal private investment holdings, which could include private assets that subsequently become targeted for acquisition by the Company (or private assets that compete with the Company acquisition targets) and/or investments in private funds that invest in or own assets that compete with infrastructure assets or businesses targeted by the Company (e.g., through the acquisition of or purchase of an asset of an unaffiliated private fund sponsor). Certain of these investments are maintained with third-party investment managers who sponsor investment vehicles that compete with the KKR Group or that the KKR Group, KKR Credit or certain affiliates of KKR will from time to time recommend to their respective clients. Furthermore, certain of these personal investments will have terms that are more favorable than those routinely offered by the unaffiliated investment manager (for example, reduced fees). These personal investments could give rise to potential or actual conflicts of interest between the Company and KKR Vehicles on the one hand, and the KKR Group, on the other hand including, in particular, to the extent such investment personnel participate in the management of the Company’s interests in such assets and the personal investment interests of such investment personnel are not aligned with those of the Company. In addition, personnel of the KKR Group will at times hold investments in entities that become service providers to the KKR Group or Infrastructure Assets of the Company. To the extent that the relevant personnel of the KKR Group do not have control or other influence over the decisions of the relevant service provider, a conflict of interest could nevertheless arise in connection with engaging the relevant entity as a service provider in light of the indirect benefit accruing through the investment held in the service provider. The KKR Group’s personal securities investment and reporting policies, which require the pre-approval from the KKR Group’s compliance group on any personal private fund or private investments, seek to identify any potential or actual conflicts of interest relating to personal private investments.

Other KKR Activities

Conflicts of interest will arise in allocating time, services or resources among the activities of the Company, KKR Vehicles, the KKR Group, other KKR-affiliated entities and the senior officers of the KKR Group. Although the Manager will devote such time as will be necessary to conduct the business affairs of the Company in an appropriate manner, the Manager, the KKR Group and its affiliates will continue to devote the resources necessary to manage the investment activities of the KKR Group, KKR Vehicles, other KKR-affiliated entities and the executives of KKR and, therefore, conflicts will at times arise in the allocation of time, services and resources. The KKR Group (including the Manager) are not precluded from conducting activities unrelated to the Company. For example, all members of the KKR Infrastructure Team (including certain of our executive officers) work on infrastructure strategies for the global infrastructure funds and the Asia Pacific infrastructure funds and as a result, not all of their business time will be devoted to the Company. Non-investment professionals may not be dedicated solely to the Company and may perform work for KKR Vehicles which is expected to detract from the time such persons devote to the Company. Time spent on these KKR Vehicles diverts attention from the activities of the Company, which could negatively impact the Company and the Shareholders. Furthermore, the KKR Group and the KKR Group personnel derive financial benefit from these other activities, including fees and performance-based compensation. The KKR Group personnel outside the KKR Infrastructure Team share in the fees and performance-based compensation from the Company; similarly, members of the KKR Infrastructure Team and Infrastructure Committees share in the fees and performance-based compensation generated by KKR Vehicles. These and other factors create conflicts of interest in the allocation of time by the KKR Group personnel. The Manager’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and Shareholders rely on the Manager’s judgment in this regard. Additionally, the Company could engage in transactions, including the sale of Infrastructure Assets, to persons or entities who are actual or potential shareholders in the Company or in KKR Vehicles.

The Company will be required to establish business relationships with its counterparties based on the Company’s own credit standing. The KKR Group will not have any obligation to allow its credit to be used in connection with the Company’s establishment of its business relationships, nor is it expected that the Company’s counterparties will rely on the credit of the KKR Group in evaluating the Company’s creditworthiness.

Affiliated Shareholders

Certain Shareholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of KKR, Infrastructure Assets of the Company and KKR Vehicles) and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to KKR, may receive preferential terms in connection with their acquisitions alongside the Company. For the avoidance of doubt, in the case of an affiliated Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such KKR Vehicle. Specific examples of such preferential terms received by certain affiliated Shareholders may include, among others, waiver of fees. In addition, by virtue of their affiliation with the Manager, affiliated Shareholders will have more information about the Company and its Infrastructure Assets than other Shareholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Shareholders. As a result, such affiliated Shareholders will be able to take actions on the basis of such information which, in the absence of such information, other Shareholders do not take. Finally, to the extent affiliated Shareholders submit repurchase requests in respect of their Shares in the Company, conflicts of interest will arise and the Manager’s affiliation with such Shareholders could influence the Board’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. Additionally, in the case of a Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such KKR Vehicle (including, but not limited to, liquidity rights) as compared to the other Shareholders. See also “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Due to the nature of Infrastructure Assets, shareholders will have limited liquidity and may not receive a full return of their invested capital if they elect to have their shares repurchased by the Company”. While such affiliated Shareholders and/or the Company will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other Shareholders.

No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities

As indicated above, certain KKR Vehicles and KKR proprietary entities, including any Seed Investments, do and will in the future invest in securities, properties and other assets in which the Company seeks to acquire. Subject to the LLC Agreement, the KKR Group has sole discretion to determine the manner in which opportunities are allocated between the Company, the KKR Group and KKR Vehicles. Allocation of identified opportunities among the Company, KKR Group and KKR Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from KKR Vehicles and from KKR proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company.

KKR Vehicles on the KKR Infrastructure platform will be launched from time to time as business opportunities arise, and KKR will negotiate the terms of those KKR Vehicles with potential investors. The terms of such future KKR Vehicles will include mandatory investment minimums, exceptions to those minimums and the allocation of voting rights with respect to Infrastructure Assets. With respect to the Company, KKR faces a conflict of interest when negotiating these terms because KKR generally expects to seek to maximize the potential size of any such future KKR Vehicle’s aggregate commitments. Accordingly, KKR may agree to high mandatory investment minimums or reduce the exceptions to such minimums in a way that is favorable to the investors in such future KKR Vehicle and limits or restricts the Company’s access to acquisition opportunities alongside such future KKR Vehicle. KKR may also agree to restrictions or limitations on how voting rights with respect to Infrastructure Assets may be allocated which would be disadvantageous to the Company’s ability to form Joint Ventures with such future KKR Vehicle. These terms may be materially less favorable for the Company than terms available as of the date of the Registration Statement and may continue to become more disadvantageous to the Company over time.

In addition, even where the KKR Group determines that a particular investment opportunity falls within the general parameters of opportunities allocated to the Company, the investment committee are permitted to nonetheless decide to pass on any such opportunity for a variety of reasons. If the investment committee decides to pass on any such opportunity, such opportunity can then be allocated to any KKR Vehicle or the KKR Group.

As a general matter, and subject to the LLC Agreement and the foregoing, the KKR Group will allocate opportunities between the KKR Group, the Company and KKR Vehicles in a manner that is consistent with an allocation methodology established by the KKR Group reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. In determining allocations of opportunities, the KKR Group will take into account such factors as it deems appropriate, which could include, for example and without limitation: investment objectives and focus; target investment size and target returns, available capital, the timing of capital inflows and outflows and anticipated capital commitments and subscriptions; timing of closing and speed of execution; liquidity profile, including during a ramp-up or wind-down period; applicable concentration limits and other investment restrictions and client instructions (including, without limitation, the need to resize positions to avoid breaches of applicable investment restrictions); mandatory minimum investment rights and other contractual obligations applicable to participating funds (as discussed further below), vehicles and accounts and/or to their investors; portfolio diversification; applicable investment periods and proximity to the end of the term of the relevant funds, vehicles and accounts; the management of actual or potential conflicts of interest; limitations on participants imposed by a portfolio company or other counterparty involved in making an investment opportunity available; whether an investment opportunity requires specific advisory committee or other consents on behalf of relevant funds, vehicles and accounts; lender covenants; tax efficiencies and potential adverse tax consequences; regulatory restrictions applicable to participating funds, vehicles and accounts and Shareholders that could limit the Company’s ability to participate in a proposed investment; policies and restrictions (including internal policies and procedures) applicable to participating funds, vehicles and accounts; the avoidance of odd-lots or cases where a pro rata or other defined allocation methodology would result in a de minimis allocation to one or more participating funds, vehicles and accounts; the potential dilutive effect of a new position; the overall risk profile of a portfolio; the potential return available from a debt investment as compared to an equity investment; the potential effect of the Company’s performance (positive and negative); and any other considerations deemed relevant by the KKR Group.

The outcome of any allocation determination by the KKR Group will at times result in the allocation of all or none of an opportunity to the Company in allocations that are otherwise on a non-pro rata basis and could result in the Company co-investing in an opportunity alongside the KKR Group and/or a KKR Vehicle, in either the same or different parts of the target’s capital structure. Such determinations could also result in the dilution of the Company’s interest in any existing asset by KKR Vehicles, the KKR Group and/or third party co-investors to the extent that an opportunity constituting a follow-on investment in respect of an existing Company asset arises and the Company has insufficient available capital to take up all or any part of what would otherwise be its allocable share of such opportunity (which would generally be based on its participation in the initial investment). Any such dilution will likely be determined on the basis of a valuation in respect of the existing investment determined by the KKR Group. Conversely, to the extent a KKR Vehicle participating in the original investment has insufficient capital or is otherwise unable to participate on a pro rata basis in any related follow-on investment opportunity, such excess opportunity could be allocated in whole or in part to the Company increasing its concentration in the relevant asset, which would potentially increase the losses incurred by the Company to the extent such follow-on investment as a whole does not perform as anticipated. The fact that carried interest and/or incentive allocation is calculated at different rates among the Company and KKR Vehicles, or is subject to different hurdle rates or other similar terms, creates an incentive for the KKR Group to allocate opportunities disproportionately to vehicles allocating carried interest and/or incentive allocation at a higher rate (or subject to a lower hurdle rate). However, the KKR Group has adopted policies and procedures that seek to ensure that opportunities are allocated in good faith and that such allocations are fair and reasonable under the circumstances and considering such factors as the KKR Group deems relevant.

For the purposes of applying the Manager’s allocation methodology applicable to its infrastructure platform, the Company does not benefit from any mandatory minimum purchase rights or minimum purchase thresholds. As such the Company will not benefit from any priority acquisition allocation and therefore priority acquisition allocations made by the KKR Group may result in the Company not participating to the same extent in acquisition opportunities in which it would have otherwise participated had the mandatory minimum investment rights or minimum investment thresholds for the KKR Vehicles not existed. Certain KKR Vehicles have a mandatory minimum investment threshold that must be satisfied under its governing documents prior to investment opportunities being offered more broadly. Typically, there is a specified percentage that is carved-out of the relevant mandatory minimum investment threshold that allows the KKR Group to allocate amounts to such relevant KKR Vehicles that participate in the relevant strategy (such amount plus the mandatory minimum investment threshold is referred to as the “first tier” allocation). The Company will be offered the opportunity to participate in the “first tier” allocations alongside nearly all KKR Vehicles that comprise KKR’s infrastructure platform up to a capped amount. In many cases, the aggregate amount of an investment opportunity exceeds the capacity of the first tier allocation, and the remaining amounts (the “second tier” allocation) may be offered to KKR Vehicles or the Company, in such amounts as determined by the KKR Group in its sole discretion in accordance with KKR’s policies and procedures applicable to such investment.When there is second tier allocation available, the Company will be offered the opportunity to participate in the second tier allocation.

Further, an Infrastructure Asset could over time develop characteristics that result in the Infrastructure Asset constituting an attractive investment opportunity for a KKR Vehicle and vice versa. In such cases, the Manager could seek to effect a purchase or sale of an Infrastructure Asset (a “cross transaction”) between the Company and one or more KKR Vehicles, subject in each case to applicable procedures and consents as described in “—Cross Transactions” below.

In addition, subject to the LLC Agreement, the Company could co-invest in an opportunity alongside predecessor funds and successor funds of KKR Vehicles with a strategy that overlaps with that of the Company but is otherwise materially different than that of the Company, including co-investments with the ‘‘flagship’’ KKR fund for a strategy. Conflicts of interest could arise due to the differences between the strategy, term, permitted holding period and factors related to the overall portfolio construction of the Company and that of any such KKR Vehicle, including in particular where the size of the Company’s contribution to an acquisition opportunity is smaller than that of a KKR Vehicle (including a “flagship” KKR fund) or where such a KKR Vehicle is considered the “lead” investing entity for the relevant opportunity (see also “—Co-Investments” below).

There can be no assurance that the Company will have an opportunity to participate in certain opportunities that fall within the Company’s business objectives (see also “—Investments in which KKR and/or KKR Vehicles Have a Different Principal Interest” below). The KKR Group is permitted to amend its allocation policies and procedures at any time without the consent of the Shareholders or Board.

To the extent that the Manager determines in good faith that an opportunity is most appropriate for the proprietary principal investment activities of the KKR Group due to the strategic nature of the opportunity as it relates to the business of the KKR Group, including Seed Investments, such investment opportunity (including for the avoidance of doubt, any opportunity that could include the acquisition of assets that individually are within the primary focus of the Company) will be deemed to not be within the focus of the Company and will be allocated to the Balance Sheet as a “strategic” investment under the Balance Sheet Guidelines.

There may be circumstances (including, as described above, with respect to portfolios of assets that might be suitable for both the Company and KKR Vehicles), including in the case where there is a seller who is seeking to dispose a pool or combination of assets, securities or instruments, where the Company and KKR Vehicles participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such KKR Vehicles. Similarly, there may be circumstances where the Company and KKR Vehicles are seeking to dispose of a pool or combination of assets, securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be determined on a fair and equitable basis as more fully described above. Also, a pool may contain both debt and equity instruments that the KKR Group determines should be allocated to different vehicles. In such situations the KKR Group would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, the KKR Group will have a conflict in establishing the specific prices to be paid for each asset, security or instrument by the Company and the applicable KKR Vehicles. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the KKR Group could determine such allocation of value is not accurate and should not be relied upon. The KKR Group will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. There can be no assurance that an Infrastructure Asset of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Infrastructure Asset were acquired or sold independently rather than as a component of a portfolio shared with KKR Vehicles. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company.

Seed Investments and certain other KKR proprietary entities targeting Infrastructure Assets in which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such investments, including, with respect to Seed Investments, in order to maintain the integrity of their investment strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company (see “—Co-Investments” below) in either the same or different parts of the target’s capital structure or could result in a KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities participated in by the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.

The Company’s share of acquisition opportunities will be materially affected by competition from KKR Vehicles and from KKR proprietary entities including any Seed Investments. The Company will not have any priority in respect of any category of opportunities and as stated above under this heading, allocation of acquisition opportunities in accordance with the KKR Group’s allocation methodology could result in the Company being allocated less than a pro rata share of an opportunity or none of such opportunity.

The KKR Group believes that the Balance Sheet’s strategic investments and operational funding activities are appropriate solely for proprietary investment activities and therefore not within the investment focus of any KKR Vehicle. As such, strategic investments and operational funding activities are not typically allocated to KKR Vehicles (including the Company).

In addition, certain types of opportunistic investments made by the Balance Sheet involve investment opportunities that are not within an investment mandate of the KKR Vehicles or that have been declined by the investment committees of the KKR Vehicles. Further, investments made by the Balance Sheet because they are not within the mandate of the Company or any KKR Vehicle or because they have been declined by the executive committee of the Company or KKR Vehicles would typically be offered for co-investment alongside the Balance Sheet to certain KKR Vehicles that are separately managed accounts whose investment mandates include investments made alongside the Balance Sheet. The amount allocated to any such KKR Vehicle would depend on various factors, including suitability of investment, available capital, concentration limits and other investment restrictions, the investment’s risk profile and to the extent applicable, consent of investor(s) in such KKR Vehicles.

Aggregation of Orders

Sales of securities and other instruments for the account of the Company (particularly marketable securities) can be bunched or aggregated with orders for KKR Vehicles or KKR proprietary vehicles. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices will generally, in such circumstances, be averaged, which could be disadvantageous to the Company.

Co-Investments

As indicated above and elsewhere in this Annual Report on Form 10-K, the Company could co-invest together with KKR Vehicles and/or certain opportunistic KKR proprietary Balance Sheet entities in some or all of the Company’s opportunities. The KKR Group will also from time to time offer co-investment opportunities to KKR parallel vehicles, other vehicles in which KKR Personnel, Senior Advisors, KKR Advisors, Executive Advisors, Industry Advisors, Capstone Executives and other associated persons of the KKR Group or any KKR affiliates or any of their affiliated entities might invest and third-party co-investors (including Shareholders and prospective shareholders) and special purpose vehicles established and administered by the KKR Group to facilitate the investments and related investment decisions and activities of such third party co-investors (collectively, “Co-Investors”). In determining the allocation of co-investment opportunities to applicable Co-Investors, the KKR Group considers a multitude of factors, including its own interest in investing in the opportunity.

With respect to the syndication of co-investment opportunities to third-party Co-Investors, the KKR Group will take into account various factors it deems appropriate to limit the overall risk of the syndication. While these factors will vary from opportunity to opportunity, the most important are: whether a prospective Co-Investor has expressed an interest in evaluating co-investment opportunities; the financial resources of the prospective Co-Investor and its commitment to satisfy certain minimum/maximum investment amounts and its ability to provide the requisite capital and complete a co-investment opportunity within the specified timeframe based on the KKR Group’s prior experience with such prospective Co-Investor; the size of the prospective Co-Investor’s commitments to the Company and KKR Vehicles and the importance of such prospective Co-Investor for future business with KKR; the overall strategic benefit to the KKR Group of offering a co-investment opportunity to such potential Co-Investor; attributes of the applicable investment opportunity that could be attractive to a potential Co-Investor based on its investment objectives, its ability to contribute to the business or its geographic proximity to the investment; the economic terms on which such prospective Co-Investor will agree to participate; ease of process with respect to arranging a co-investment group; any legal, regulatory or tax considerations to which the proposed investment is expected to give rise; and such other factors that the KKR Group deems relevant under the circumstances. As a result, co-investment opportunities are not allocated pro rata among the Shareholders. There can be no assurances that any particular Shareholder will be given the opportunity to participate in any co-investment opportunities, even if such Shareholder has expressed an interest in evaluating co-investment opportunities, and certain Shareholders will potentially receive a disproportionate amount of co-investment opportunities during the Company’s investment period. Consistent with the KKR Group’s practice in connection with some KKR Vehicles, the Manager or its affiliates might establish and administer dedicated special purpose vehicles for specific Shareholders in order to facilitate and administer one or more co-investments and related investment decisions and activities by the relevant Shareholders as Co-Investors alongside the Company. Any such special purpose vehicles will be established in the Manager’s or its affiliates’ sole discretion, and the Manager and its affiliates have no obligation to offer a similar opportunity to any other Shareholder.

In circumstances where the Company participates in an acquisition with one or more Co-Investors, the size of the opportunity otherwise available to the Company may be less than it would otherwise have been. In particular, the Manager has the right to reserve a portion of the amount of an opportunity that is otherwise allocated to, and could be made by, the Company for sale to other persons (the “Reserved Co-Invest Amount”), including without limitation to the KKR Group, KKR Personnel, KKR Vehicles and/or third parties. In addition to allocating the Reserved Co-Invest Amount on an investment-by-investment basis, the KKR Group could establish KKR Vehicles that are entitled to receive an allocation of some or all of the Reserved Co-Invest Amount with respect to every acquisition by the Company or to a subset of the Company’s acquisitions. For the avoidance of doubt, in addition to and without limiting any Reserved Co-Invest Amount, any person, including the KKR Group and KKR Personnel, could participate in a co-investment in an amount that exceeds the Reserved Co-Invest Amount in circumstances where there is a permitted syndication of co-investment opportunities to third-party Co-Investors.

KKR proprietary Balance Sheet entities and Co-Investors established principally for the benefit of KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates (which might include executives of KKR fund portfolio companies and external consultants) typically will not be subject to management fees or carried interest allocations, performance fees or other performance-related compensation but are generally allocated Broken Deal Expenses, monitoring and transaction fees based on their respective ownership of the relevant portfolio company (with the KKR Group retaining such allocable amounts). Management fees, carried interest, administration and/or other fees applicable to other Co-Investors will be established by the KKR Group in its sole discretion and, as indicated above under ‘‘Fees’’ and could be less or more than those applicable to the Company. Certain Co-Investors not comprising Co-Investors established for the benefit of KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates will not be subject to or otherwise charged any management fees, Performance Participation Allocation and/or other carried interest or other performance compensation, administration fees or other fees.

Subject to the terms of the LLC Agreement certain Co-Investors co-investing with the Company could invest on different (and more favorable) terms than those applicable to the Company and have interests or requirements that conflict with and adversely impact the Company (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). Subject to the LLC Agreement, the KKR Group will generally seek to ensure that the Company, any KKR Vehicles, KKR proprietary entities, the KKR Group and Co-Investors participate in any co-investment and any related transactions on comparable economic terms to the extent reasonably practicable and subject to legal, tax and regulatory considerations. Shareholders should note, however, that such participation could not be practicable in all circumstances and will depend on terms negotiated by such co-investors in their sole discretion and that the Company could potentially participate in such acquisitions on different and potentially less favorable economic terms than such parties if the KKR Group deems such participation as being otherwise in the Company’s best interests. This could have an adverse impact on the Company. Without limiting the foregoing, although Co-Investors are not offered the opportunity to purchase securities at a price lower than the price paid by the Company, Co-Investors typically do not bear management fees, performance participation allocations or carried interest, and can be offered the opportunity to participate without bearing other fees or expenses borne by the Company (or to receive a rebate or other offset of such fees and expenses). In addition the Manager is permitted to allow any person (excluding KKR affiliates) to participate in an acquisition alongside the Company (such persons, the “Equity Partners”) if, in the Manger’s opinion, such participation facilitates the consummation of the acquisition or is otherwise beneficial to the acquisition or the Company. Such Equity Partners could invest on terms that are materially different to the Company (including on more favorable terms, including with respect to price) and could exit at different times and on different terms than the Company.

Both the Company and the “flagship” KKR fund participating in an acquisition customarily will provide an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory agency) in connection with a potential acquisition covering the entire equity funding obligation for the relevant acquisition, including amounts expected to be funded by parallel vehicles, KKR Vehicles and other Co-Investors, where applicable. Additionally, both the Company and the relevant “flagship” KKR fund will customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential acquisition. The KKR Group has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits among the Company, the relevant “flagship” KKR fund, its parallel vehicles, KKR Vehicles and other Co-Investors. However, KKR Vehicles and other Co-Investors expected to participate in a potential acquisition generally will not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit will remain the primary obligation and risk of the Company and the “flagship” KKR fund, and any parallel vehicles, KKR Vehicles and other Co-Investors participating in the relevant acquisition will be liable only for their respective shares of the funding obligation or deposit as determined under the KKR Group’s policies and procedures as and when, and to the extent that they enter into a joinder or other equity commitment undertaking, which (if entered into) typically will not occur until after signing of the relevant transaction documents.

The Company could provide interim financing to any Infrastructure Asset in connection with or subsequent to a portfolio acquisition by the Company in such Infrastructure Asset (each, a “Bridge Financing”). Bridge Financings could be syndicated to one or more Co-Investors to the extent such Co-Investors were not in a position to participate in the relevant co-investment opportunity on or prior to the closing of the Company’s participation therein. Generally, investments syndicated to Co-Investors post-closing (including Bridge Financings) are expected to be transferred at cost and without an interest charge or other cost of capital charge payable to the Company. The Company is expected to fund Bridge Financings using cash on hand or drawdowns under the Company’s credit facility (to the extent available). The Company will bear the interest expenses on such borrowed amounts and typically will not be reimbursed for such expenses when interests are transferred to Co-Investors, nor will Co-Investors reimburse the Company or otherwise bear any other costs and expenses incurred by the Company in connection with these borrowings or in connection with establishing the credit facility, including without limitation any upfront fees, undrawn fees or associated legal costs or expenses. If a transaction fee is paid in connection with a deal where there is a Bridge Financing, then the Company will be allocated a portion of the transaction fee based on its aggregate funding at closing of the deal (i.e., both its long-term hold amount and any Bridge Financing amount). The entire amount of the transaction fee allocated to the Company will be treated as Other Fees and be offset against Management Fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). KCM will not earn any syndication fees in connection with the placing of any Bridge Financing to the Company or the subsequent syndication of Bridge Financings to Co-Investors. In circumstances where the Company was allocated a transaction fee for a Bridge Financing, such Bridge Financing will be transferred to Co-Investors post-closing at cost (inclusive of the pro rata portion of the transaction fee allocable to the Bridge Financing). The determination as to whether Balance Sheet entities will fund all or any portion of an investment that is expected to be syndicated to Co-Investors will be made by the Balance Sheet Committee (or one or more of its delegates) based on the interests of the Balance Sheet, including the liquidity profile of the Balance Sheet at the time of the syndication, other syndications in process or expected to be in process and the need for bridging in those other syndications, the likelihood of successfully syndicating the investment and the potential for affiliates of the KKR Group to earn syndication fees in connection with placing the investment with Co-Investors (which fees will not be earned by the KKR Group where investments are syndicated by the Company as Bridge Financings) or, conversely, the risk of a failed syndication and retention of the investment (see “—Broker-Dealer Activities” below). As such, the Balance Sheet will have an incentive not to agree to fund the portion of investments allocated to Co-Investors where the post-closing syndication is expected to be challenging or subject to significant risk of failure. If Balance Sheet entities do not fund all or any portion of the amount of an investment allocated to Co-Investors, it is expected that the Company will fund such amounts (subject to the limitations set forth in the LLC Agreement) as Bridge Financings. The Company will therefore bear the risk that Co-Investors do not purchase some or all of such investment and the risk of a more concentrated exposure to the relevant investment than was originally desired (subject to the single investment limitations outlined in this Annual Report on Form 10-K).

Where each of the Company, KKR Vehicles and the Balance Sheet fund any portion of an acquisition that is expected to be syndicated to Co-Investors, the post-closing syndication to Co-Investors will be split between the Company, KKR Vehicles and the Balance Sheet based on a ratio agreed between the Company’s executive committee, KKR Vehicles and the Balance Sheet prior to closing. If there is insufficient Co-Investor demand and the full amount bridged by the Company, KKR Vehicles and the Balance Sheet in the aggregate is not syndicated, the Company will be left with a more concentrated exposure to the relevant acquisition than was originally desired and a more concentrated exposure than it would have had if the Company’s Bridge Financing were transferred to Co-Investors on a priority basis relative to the Balance Sheet. In addition, where the Balance Sheet and/or the Company and/or a KKR Vehicle fund any portion of a follow-on investment that is expected to be syndicated to Co-Investors and any portion of such follow-on investment is not taken up by the relevant Co-Investors, the Balance Sheet and/or the Company and/or a KKR Vehicle will as a result participate in the follow-on investment on a non-pro rata basis relative to their share of the original acquisition.

In addition to economic interests, the voting, control and governance rights with respect to Joint Ventures or acquisition of Infrastructure Assets in which the Company, KKR Vehicles, KKR proprietary Balance Sheet entities, the KKR Group and/or Co-Investors participate could be structured in a number of ways depending upon various considerations relating to the specific Joint Venture or Infrastructure Asset and the entities participating. For example, voting rights could be allocated pro rata to the participants in a Joint Venture in accordance with their respective equity interests or could be allocated on a disproportionate basis to one or more of the participants. In most cases, the Company and the “flagship” KKR fund participating in a Joint Venture will jointly control the Joint Venture, even though the Company may only have a minority economic ownership interest in the relevant Joint Venture. Where the “flagship” KKR fund participating in a Joint Venture alongside the Company has interests or requirements that do not align with those of the Company, including in particular differing liquidity needs or desired ownership horizons, conflicts could arise with respect to the manner in which the voting or governance rights held by the “flagship” KKR fund are exercised, potentially resulting in an adverse impact on the Company.

In addition, certain Shareholders could subscribe for Shares on a non-discounted basis, and such investment decisions will potentially be influenced, in whole or in part, by discounted arrangements that such Shareholders have received in connection with their co-investments or other investments in KKR Vehicles.

The commitment of Co-Investors to an acquisition made by the Company will in some cases be substantial and involve risks not present in acquisitions where such Co-Investors are not involved. While Co-Investors typically bear their share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring and hedging of their co-investments for consummated acquisitions, such fees, costs and expenses will be borne solely by KKR Vehicles and the Company until such co-investment closes (or permanently if such acquisition does not close). For example, the Company may engage in bona fide hedging transactions in connection with the acquisition, holding, financing, refinancing or disposition of assets, including foreign currency hedging, swaps and other derivative contracts or instruments. Such hedging activity will generally take place after an agreement to acquire a particular asset has been signed but before the transaction closes. In circumstances where Co-Investors participate in an acquisition after it closes, the Company would bear a disproportionate amount of the costs and risks associated with such hedging activity until such time that the Co-Investors contribute their share of fees, costs and expenses. In addition, the Company will at times provide guarantees or other credit support to Infrastructure Assets or entities through which acquisitions of Infrastructure Assets are made. Where Co-Investors or other third-party Shareholders participate in an acquisition, the Company will (where the Manager deems appropriate) guarantee an amount in excess of its proportionate interest in the acquisition, including amounts in respect of the interests of Co-Investors or other third parties, which could remain outstanding on a temporary or ongoing basis over the term of the ownership. In these circumstances, the Company will bear a disproportionate amount of the liabilities and costs associated with the relevant guarantee or other credit support (see also “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets and Industry Focus—We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financings”.

Investments in Which KKR and/or KKR Vehicles Have a Different Principal Interest

The KKR Group and KKR Vehicles invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. Accordingly, the KKR Group and/or KKR Vehicles will from time to time invest in different parts of the capital structure of an entity or other issuer in which the Company invests.

With respect to Infrastructure Assets of the Company, the Company will seek to acquire controlling or other significant influence positions in some of its Infrastructure Assets and will also seek to acquire some Infrastructure Assets in which it does not acquire such positions. The Company could at times have the ability to elect some or all of the members of the board of directors of its Infrastructure Assets and thereby influence and control their policies and operations, including the appointment of management, future issuances of common stock, or other securities, the payments of dividends, if any, on their common stock, the incurrence of debt, amendments to their certificates of incorporation and bylaws, and entering into extraordinary transactions. Certain actions of an Infrastructure Asset that the KKR Group is in a position to control or influence by reason of the Company’s interest in such company could be in the interests of the Company but adverse to the interests of a KKR Vehicle that has also invested in the Infrastructure Asset or vice versa. For example, the Company could have an interest in pursuing an acquisition that would increase indebtedness, a divestiture of revenue-generating assets, or another transaction that, in the KKR Group’s judgment, could enhance the value of the Company’s assets, but would subject debt investments made by a KKR Vehicle to additional or increased risk.

In addition, to the extent that the Company is the controlling shareholder of an Infrastructure Asset, the KKR Group is likely to have the ability to determine (or significantly influence) the outcome of all matters requiring shareholder approval and to cause or prevent a change of control of such company or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that entity. The interests of a KKR Vehicle that has invested in the Infrastructure Asset with respect to the management, investment decisions, or operations of an Infrastructure Asset could at times be in direct conflict with those of the Company. As a result, the KKR Group could face actual or apparent conflicts of interest, in particular in exercising powers of control over such Infrastructure Assets.

For example, with respect to the Company’s interests in certain companies, members of the KKR Group and/or KKR Vehicles could invest in debt issued by the same companies. The interests of the Company will not be aligned in all circumstances with the interests of the KKR Group or KKR Vehicles to the extent that they hold debt interests, which could create actual or potential conflicts of interest or the appearance of such conflicts. In that regard, actions could be taken by the KKR Group and/or the KKR Vehicles that are adverse to the Company. The interests of the Company, the KKR Group and/or KKR Vehicles investing in different parts of the capital structure of an Infrastructure Asset are particularly likely to conflict in the case of financial distress of the company. For example, if additional financing is necessary as a result of financial or other difficulties of an Infrastructure Asset, it will generally not be in the best interests of a KKR Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Manager or the KKR Group to recommend such additional financing as being in the best interests of the Company might be impaired. In addition, it is possible that, in a bankruptcy proceeding, the Company’s interests could be subordinated or otherwise adversely affected by virtue of the KKR Group’s and/or such KKR Vehicles’ involvement and actions relating to their investment. There can be no assurance that the term of or the return on the Company’s investment will be equivalent to or better than the term of or the returns obtained by the KKR Vehicles participating in the transaction. This could result in a loss or substantial dilution of the Company’s Infrastructure Asset, while the KKR Group or a KKR Vehicle recovers all or part of amounts due to it. Similarly, the Manager’s ability to implement the Company’s strategies effectively will be limited to the extent that contractual obligations entered into in respect of the activities of the KKR Group and/or KKR Vehicles impose restrictions on the Company engaging in transactions that the Manager would be interested in otherwise pursuing.

In addition, from time to time, the Company could participate in releveraging and recapitalization transactions involving issuers of the Company’s acquisitions in which the KKR Group and/or KKR Vehicles have invested or will invest. Recapitalization transactions will present conflicts of interest, including determinations of whether existing investors are being cashed out at a price that is higher or lower than market value and whether new investors are paying too high or too low a price for the company or purchasing securities with terms that are more or less favorable than the prevailing market terms.

The Company, its Infrastructure Assets and other entities in or through which the Company acquires Infrastructure Assets will enter into deal-contingent hedging arrangements with respect to prospective Company Infrastructure Assets. Under these arrangements, in exchange for a fixed fee a bank or other counterparty unaffiliated with the KKR Group will agree to assume the market risk associated with a hedging arrangement entered into by or on behalf of the Company or such other entity in or through which a potential Infrastructure Asset is proposed to be acquired (e.g., with respect to FX or interest rate risk) in the event that the relevant Infrastructure Asset ultimately is not consummated. A member of the KKR Group will in turn enter into agreements with such counterparty pursuant to which such member of the KKR Group agrees to assume some portion of the market risk under the deal-contingent hedging arrangement in consideration for a portion of the fee payable to such counterparty (see also “—Fees” above). In these circumstances, the interests of the KKR Group member receiving this Indirect Fee in a deal-contingent hedging arrangement will not always be aligned with the interests of the Company. For example, if there is a market decline between the time the deal-contingent hedging arrangement is entered into and the closing of the investment, then the member of the KKR Group participating in such hedging arrangement will be facing an unrealized loss (which could be substantial) that could be avoided by consummating the investment since the loss would only by realized if the investment does not close. Conversely, if there is a market increase between the time the deal-contingent hedging arrangement is entered into and the closing of the investment, then the member of the KKR Group participating in such hedging arrangement will be facing an unrealized gain (which could be substantial) that could be realized by not consummating the investment since the gain would only be crystallized if the investment does not close. As a result, the KKR Group will face actual or apparent conflicts of interest in connection with the consummation (or abandonment) of an investment with respect to which a member of the KKR Group has participated in a related deal-contingent hedging arrangement.

Competing Interests; Allocation of Resources

As noted under “—KKR’s Investment Advisory and Proprietary Activities” above, the KKR Group could make investments on behalf of itself and/or KKR Vehicles that are competitive to the Company’s acquisitions (for example, a KKR Vehicle could invest in a portfolio company (in which, for these purposes, the Company will have no interest) that competes with an Infrastructure Asset of the Company). In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such KKR Vehicles or the KKR Group, to the extent permitted by law, the KKR Group will not take into consideration the interests of the Company and its Infrastructure Assets. Accordingly, such advice, recommendations and dealings could result in adverse consequences to the Company or its Infrastructure Assets. Conflicts of interest could also arise with respect to the allocation of the KKR Group’s time and resources between such portfolio companies and other investments. In addition, in providing services in respect of such portfolio companies and other investments, the KKR Group will at times come into possession of information that it is prohibited from acting on (including on behalf of the Company) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the interests of the Company. To the extent not restricted by confidentiality requirements or applicable law, the KKR Group could apply experience and information gained in providing services to Infrastructure Assets of the Company to provide services to competing portfolio companies and investments of the KKR Group or KKR Vehicles, which could have adverse consequences for the Company or its assets (see also “—Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources” below).

In addition, the KKR Group will receive various kinds of portfolio company data and information (including from portfolio companies of KKR funds and KKR Vehicles), including information relating to business operations, trends, budgets, customers and other metrics. As a result, the KKR Group will likely be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, the KKR Group will generally seek to enter into information sharing and use arrangements with portfolio companies. The KKR Group believes that access to this information will further the interests of the Shareholders by providing opportunities for operational improvements across portfolio companies and for the KKR Group to utilize such information in connection with the Company’s management activities. Subject to appropriate contractual arrangements and the KKR Group’s policies and procedures on the proper handling of private and confidential information, the KKR Group will at times also utilize such information outside of the Company’s activities in a manner that provides a material benefit to the KKR Group in which the Company would not participate. For example, information from an Infrastructure Asset owned by the Company could enable the KKR Group to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the KKR Group or KKR Vehicles that do not own an interest in such Infrastructure Asset, without compensation or benefit to the Company or its Infrastructure Assets. However, the acquisition of certain confidential or material, non-public information could also limit the ability of the Company to buy or sell particular securities. The benefits received by the KKR Group from any such arrangements will not offset management fees or otherwise be shared with investors.As a result of the foregoing, the Manager could have an incentive to pursue acquisitions of companies based on their data and information and/or to utilize such information in a manner that benefits the KKR Group or KKR Vehicles. The KKR Group engages in a broad range of business activities and invests in portfolio companies whose operations could be substantially similar to the Infrastructure Assets of the Company. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the Infrastructure Assets of the Company, and adversely affect the prices and availability of business opportunities or transactions available to such Infrastructure Assets.

It is possible that KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants serve on the boards of portfolio companies and in such capacity receive directors’ fees that are retained in whole or in part by the relevant individuals. KKR Personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could also serve as directors or interim executives of, or otherwise be associated with, companies that are competitors of certain Infrastructure Assets of the Company. In such cases, such individuals will generally be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. In most cases involving the Company’s Infrastructure Assets, given that the Company would generally be a significant investor in such companies, the interests of the Company and its Infrastructure Assets would generally be expected to be aligned, although this will not always be the case, particularly if Infrastructure Assets are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would often not be aligned with those of the Company or the Company’s Infrastructure Assets. This could result in a conflict between the relevant individual’s obligations to an Infrastructure Asset or competitor company and the interests of the Company. Such conflict could be addressed to the detriment of the competitor company and the interests of the Company. In some circumstances, having KKR Personnel serve as directors or interim executives of an Infrastructure Asset of the Company or another company (including, for these purposes, a portfolio company of the KKR Group or any KKR Vehicle) will restrict the ability of the Company to invest directly in an opportunity that also constitutes an opportunity for such company.

Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources

The KKR Group has adopted information-sharing policies and procedures that address both (i) the handling of confidential information and (ii) the information barrier that exists between the public and private sides of the KKR Group. The KKR Group’s credit and public equity professionals (i.e., those engaged by KKR Credit) are generally on the public side of the KKR Group, although some members of the KKR Credit team are also on the private side of the KKR Group (i.e. part of the “KKR Private Markets” business). The KKR Group’s private equity, growth equity, energy and infrastructure and real estate professionals, Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors are on the private side of the KKR Group, the Manager and the KKR Group’s broker-dealer professionals could be on the private or public side of the KKR Group depending on their roles. The KKR Group has compliance functions to administer the KKR Group’s information-sharing policies and procedures and monitor potential conflicts of interest. Although the Company plans to leverage the KKR Group’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s Infrastructure Assets, the KKR Group’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit the Company’s ability to do so. For example, from time to time, the KKR Group’s private equity, growth equity or broker-dealer professionals will be in possession of material non-public information with respect to the Company’s Infrastructure Assets or potential Infrastructure Assets (particularly, but not limited to, where the Company acquires or proposes to acquire Infrastructure Assets in which a KKR Vehicle holds equity), and, as a result, such professionals will be restricted by the KKR Group’s information-sharing policies, or by law or contract, from sharing such information with the KKR Group’s professionals responsible for making the Company’s business decisions, even where the disclosure of such information would be in the best interests of the Company or would otherwise influence the decisions taken by such executives with respect to such acquisition or potential acquisition. Accordingly, as a result of such restrictions, the investment activities of the KKR Group’s other businesses could differ from, or be inconsistent with, the interests of and activities that are undertaken for the account of the Company and there can be no assurance that the Company will be able to leverage all of the available resources and industry expertise of the KKR Group’s other businesses fully. Additionally, there could be circumstances in which one or more individuals associated with the KKR Group, including investment executives and committee members otherwise involved in the activities of the Company, will be precluded from providing services to the Company or from being involved in specific acquisition-related activities or decisions because of certain confidential information available to those individuals or to other parts of the KKR Group or because of other applicable legal or regulatory restrictions resulting from their involvement in activities of KKR Vehicles (see “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets”). In such circumstances, applicable legal or regulatory restrictions (or applicable information barrier policies or other related compliance policies) could require such investment executives to recuse themselves from the relevant Company committees or otherwise from participating in acquisition activities or decisions relating to the Company’s acquisitions or alternatively, the KKR Group could determine that such investment executives should so recuse themselves to ensure that they can participate in the investment activities and decisions of KKR Vehicles. The Company could be adversely impacted in such circumstances.

While the KKR Group has established information barriers between its public and private sides as described above, the KKR Group does not, separately within each such division, generally establish information barriers between internal investment teams. In addition, information will at times be shared or “wall crossed” between the public and private sides of the KKR Group pursuant to the KKR Group’s information barrier procedures.

The nature of the KKR Group’s business and the business of its affiliates, including, without limitation, participation by KKR Personnel in creditors’ committees, steering committees or boards of directors of portfolio companies and potential portfolio companies, results in it receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. With limited exceptions (as described above), the KKR Group does not establish information barriers between its internal investment teams. Trading by members of the KKR Group on the basis of such information, or improperly disclosing such information, will in some cases be restricted pursuant to applicable law and/or internal policies and procedures adopted by the KKR Group to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an entity by the KKR Group or KKR Personnel could, including where an appropriate information barrier does not exist between the relevant investment professionals or has been “crossed” by such professionals, significantly restrict the ability of the Manager to deal in the securities of that entity on behalf of the Company, which could adversely impact the

Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such asset. In addition, members of the KKR Group in possession of such information could be prevented from disclosing such information to the KKR Group, even where the disclosure of such information would be in the interests of the Company. The KKR Group will at times also be subject to contractual ‘‘stand-still’’ obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company.

In certain circumstances, the Company or the Manager could engage an independent agent to dispose of securities of issuers in which the KKR Group would be deemed to have material non-public information on behalf of the Company. Such independent agent could dispose of the relevant securities for a price that could be lower than the Manager’s valuation of such securities which would otherwise take into account the material non-public information known to the KKR Group in respect of the relevant issuer.

Other Affiliate Transactions

To the extent permitted in the LLC Agreement and by applicable law, the KKR Group will engage in transactions with the Company and its affiliates by purchasing investments from or through the KKR Group as principal, or co-investing with the KKR Group and KKR Vehicles in Infrastructure Assets, and will invest in entities in which the KKR Group holds material investments. The Company will also potentially acquire Infrastructure Assets from time to time in transactions where a member of the KKR Group that is a registered broker-dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction, only to the extent that the Manager believes in good faith that the terms of such transactions, taken as a whole, are appropriate for the Company and are otherwise in accordance with applicable law. It is possible that the Manager will be required under the LLC Agreement to obtain the consent of the Board (or the non-independent members thereof) to enter into certain of the Company’s potential acquisitions and the failure of the Board (or the non-independent members thereof) to grant any such consent would prevent the Company from consummating such acquisitions and, therefore, could adversely affect the Company.

The Company is expected to borrow money from multiple lenders, including the KKR Group, as provided for by the LLC Agreement. Further, an affiliated broker-dealer of the KKR Group will receive fees directly from the Company in connection with arranging any such financing for the Company. Although the Manager will approve such transactions only on terms, including the consideration to be paid, that are determined by the Manager in good faith to be appropriate for the Company, it is possible that the KKR Group’s interests as a lender could be in conflict with those of the Company and the interests of the Shareholders. The Manager is responsible for pursuing the Company’s business objectives, is under common control with the KKR Group and will encounter conflicts where, for example, a decision regarding the acquisition, holding or disposition of an Infrastructure Asset is considered attractive or advantageous for the Company yet poses a risk of economic loss of principal to the KKR Group as lender. If such conflicts arise, potential shareholders should be aware that the KKR Group could act to protect its own interests as a lender ahead of the Company’s business interests.

In connection with selling investments by way of a public offering, an affiliated broker-dealer of the KKR Group could act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis (provided that such affiliated broker-dealer of the KKR Group will not purchase Infrastructure Assets from the Company in that capacity). The KKR Group could also, on behalf of the Company, effect transactions, including transactions in the secondary markets where the KKR Group is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that the KKR Group will not always receive commissions from such agency cross transactions as indicated above, it could nonetheless have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties (see also “—Broker-Dealer Activities” below). The KKR Group will retain any commissions, remuneration or other profits made in such transactions. The Manager will approve any transactions in which an affiliated broker-dealer of the KKR Group acts as an underwriter, as broker for the Company, or as broker or advisor on the other side of a transaction with the Company only where the Manager believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement, a Shareholder will consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

In addition, two or more Infrastructure Assets in which the Company and/or KKR Vehicles, KKR proprietary vehicles and/or other persons (collectively, “Other Participants”) hold an interest could merge or otherwise enter into a business or asset combination transaction (such merged or combined companies, businesses or assets, the “Successor Company”). In such transactions, the Company and such Other Participants could have varying or no interests in any of such Infrastructure

Assets participating in such merger or combination. Following such merger or combination, the Company and the Other Participants will exchange securities issued by their existing Infrastructure Assets, as applicable, for or otherwise hold or receive securities in the Successor Company. If any of the Infrastructure Assets involved in any such merger or business or asset combination (or their relevant businesses or assets) are under- or over-valued in connection with such merger or combination, the Company and or any of such Other Participants will receive too great or too small an interest in the Successor Company, which could adversely impact the Company and/or such Other Participants and could otherwise be viewed as causing an indirect transfer of value between the Company and such Other Participants. Notwithstanding such transfer of value, such merger or combination transactions generally will not constitute or otherwise be treated by the Company as principal or cross transactions that are subject to the restrictions applicable to such transactions pursuant to the LLC Agreement.

Cross Transactions

The Manager could seek to effect a purchase or sale of an Infrastructure Asset between the Company and one or more KKR Vehicles. The Company might seek to sell an Infrastructure Asset that evolves to have a lower risk and return profile and longer than expected holding period (or other relevant characteristics) to the Core Investment Platform and/or certain KKR Vehicles making “core” equity investments (including those treated as KKR proprietary entities). For example, KKR proprietary Balance Sheet capital makes up more than 30% of the aggregate capital invested in the Core Investment Platform and, as such, the KKR Group treats the Core Investment Platform as a KKR proprietary entity. In such a transaction, in the absence of the participation of other sellers alongside the Company or other buyers alongside the KKR Vehicles, (including potentially the Core Investment Platform), the relevant Infrastructure Asset would be disposed of by the Company at a purchase price negotiated entirely by the KKR Group on both sides of the transaction. The concentration of the KKR Group’s proprietary capital in the KKR Vehicles such as the Core Investment Platform on the buy side of these transactions creates an incentive for the KKR Group to arrange for the sale of the Infrastructure Asset at a price more favorable to those KKR Vehicles and less favorable to the Company. However, in addition to the requirement to seek the approval of the non-affiliated members of the Board for a principal transaction, the KKR Group might elect to take steps that seek to mitigate the KKR Group’s conflict of interest in these potential transactions on behalf of the Company, such as identifying a third party to participate in or lead the sell-side negotiations alongside the Company or running a sale auction to support the price of the transaction.

More generally, and without limiting the foregoing, the Manager will from time to time purchase an Infrastructure Asset or companies from a closed-end KKR Vehicle, in which the investors of such closed-end KKR Vehicle are given the opportunity to continue their investment in the relevant assets, in whole or in part (a “continuation vehicle”). A continuation vehicle could also involve participation by KKR proprietary entities, KKR Vehicles and/or third parties. If the Company acquired the relevant Infrastructure Asset alongside the relevant closed-end KKR Vehicle, then the Company will need to decide whether to participate in the sale to the continuation vehicle or continue to hold its the Infrastructure Asset alongside the continuation vehicle. If the Company elects to sell to the continuation vehicle, the Shareholders will not be given the opportunity to participate in the continuation vehicle. The sale of an Infrastructure Asset to a continuation vehicle will result in members of the KKR Group disposing of their interests in the Infrastructure Asset at a later time than the Company and otherwise taking actions with respect to such Infrastructure Asset that are different than the actions taken by the Company. As such, the Manager and other members of the KKR Group could ultimately receive a return that is higher than the return achieved by the Company. Although the sale of an Infrastructure Asset to a continuation vehicle would in many cases constitute a cross transaction, such transactions could be structured in a manner that does not constitute a cross transaction. The Company may also seek to purchase interests in a continuation vehicle in which KKR Vehicles are also participating in such related transaction.

Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when Company sells, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.

A KKR proprietary entity could acquire an Infrastructure Asset of the Company on terms negotiated with the management of the Infrastructure Asset in a transaction that does not involve securities or advisory clients of the KKR Group on either side of the transaction. These transactions do not constitute principal transactions or cross transactions that are subject to the restrictions described above applicable to such transactions. To the extent that such transactions are appropriate acquisitions for the Company, as well as a KKR proprietary entity, the KKR Group will allocate such transactions in accordance with the allocation procedures described above. For instance, it is possible for such opportunities to be allocated, in accordance with the allocation procedures described above, solely to a KKR proprietary entity (including, for instance, the Balance Sheet) instead of the Company or vice-versa.

The KKR Group and KKR Vehicles could sell an Infrastructure Asset interest to an investor in a KKR Vehicle (including the Company) holding the same Infrastructure Asset or an investor in another KKR Vehicle (including the Company) that is not invested in the Infrastructure Asset. Because such proposed sales are from KKR Vehicles (and not the KKR Group) and to limited partners of KKR Vehicle and not “clients” as defined under the Advisers Act, the KKR Group does not consider such sale transactions to be principal transactions. The KKR Group has policies and procedures on effecting sales of Infrastructure Asset interests to KKR investors in order to manage conflicts of interest that could arise in these circumstances.

In addition, two or more portfolio companies in which the Company and/or KKR Vehicles, KKR proprietary vehicles and/or other persons (collectively, “Other Participants”) hold an interest could merge or otherwise enter into a business or asset combination transaction (such merged or combined companies, businesses or assets, the “Successor Company”). In such transactions, the Company and such Other Participants could have varying or no interests in any of such portfolio companies participating in such merger or combination. Following such merger or combination, the Company and the Other Participants will exchange securities issued by their existing portfolio companies, as applicable, for or otherwise hold or receive securities in the Successor Company. If any of the portfolio companies involved in any such merger or business or asset combination (or their relevant businesses or assets) are under- or over-valued in connection with such merger or combination, the Company and or any of such Other Participants will receive too great or too small an interest in the Successor Company, which could adversely impact the Company and/or such Other Participants and could otherwise be viewed as causing an indirect transfer of value between the Company and such Other Participants. Notwithstanding such transfer of value, such merger or combination transactions generally will not constitute or otherwise be treated by the Company as principal or cross transactions that are subject to the restrictions applicable to such transactions pursuant to the LLC Agreement.

The conflict of interest provisions of the LLC Agreement apply to securities and other assets held by the Company or a KKR Vehicle for which the Company or such KKR Vehicle has contributed capital or otherwise funded investment amounts. Such provisions do not apply to contractual rights of participation (or subsidiary holding vehicles that have secured such contractual rights of participation) in actual or potential acquisition opportunities or equity commitment letters entered into by the Company, such KKR Vehicle or any subsidiary holding vehicle thereof in respect of prospective acquisition opportunities. As a result, if the Company or a KKR Vehicle declines to exercise any contractual rights of participation in actual or potential acquisition opportunities, the participation by the Company or a KKR Vehicle, as applicable, in such acquisition opportunity shall not constitute a conflicted transaction subject to Board (or independent director) consent. Further, if the Company or a KKR Vehicle elects to assign all or any portion of an equity commitment letter (or a subsidiary holding vehicle that entered into such equity commitment letter) to a KKR Vehicle or the Company, as applicable, such assignment will not constitute a conflicted transaction subject to Board (or independent director) consent.

Infrastructure Asset Service Providers

The Company and its Infrastructure Assets are permitted to engage an Infrastructure Asset of the Company or portfolio company of a KKR Vehicle (“Portfolio Company Service Providers”) engaged by the Company and its Infrastructure Assets to provide some or all of the following services: (a) management services with respect to an Infrastructure Asset (i.e., management of operational services); (b) operational services with respect to an Infrastructure Asset (i.e., general management of an Infrastructure Asset’s day to day operations); (c) transaction support services with respect to actual or potential acquisitions (including, without limitation, managing relationships with brokers and other potential sources of acquisitions, identifying and sourcing potential acquisitions, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development activities, assistance with due diligence, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, providing in-house legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits and transaction consulting); (d) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, finance/budget, corporate secretarial services, data management, directorship services, domiciliation, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with Joint Ventures partners), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and (e) loan servicing and management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management). Similarly, KKR Vehicles and their portfolio companies are permitted to engage Portfolio Company Service Providers of the Company or KKR Vehicles to provide some or all of these services. Some of the services performed by a Portfolio Company Service Provider could also be performed by KKR from time to time and vice versa. Fees paid by the Company or its Infrastructure Assets to Portfolio Company Service Providers owned by KKR Vehicles will not be shared with the Company or offset against the Management Fees or carried interest payable by the Company.

KKR does not expect a Portfolio Company Service Provider providing management services with respect to an Infrastructure Asset of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such Infrastructure Asset. However, individual executives of the management team of a Portfolio Company Service Provider providing such management services with respect to an asset of the Company could co-invest alongside the Company in such asset as part of such executives’ compensation arrangements with such Portfolio Company Service Provider to enhance alignment of interest. Portfolio Company Service Providers utilized by Infrastructure Assets of the Company or KKR Vehicles will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties, which could be calculated on an aggregate basis across multiple Infrastructure Assets. The incentive based compensation paid to a Portfolio Company Service Provider with respect to an Infrastructure Asset of the Company or a KKR Vehicle could vary from the incentive based compensation paid to such Portfolio Company Service Provider with respect to other Infrastructure Assets of the Company or such KKR Vehicle; as a result the management team of (or other related parties associated with) a Portfolio Company Service Provider could have greater incentives with respect to certain Infrastructure Assets relative to others, and the performance of certain Infrastructure Assets could provide incentives to retain a Portfolio Company Service Provider that also services other Infrastructure Assets. Portfolio Company Service Providers owned by the Company or KKR Vehicles could charge the Company and its Infrastructure Assets for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, could pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Company Service Provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its Infrastructure Assets to them, along with any related tax costs and an allocation of such Portfolio Company Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down an Infrastructure Asset; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than it’s pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its Infrastructure Assets bearing less or more costs and expenses. The KKR Group will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurance that amounts charged by Portfolio Company Service Providers that are not controlled by the Company or KKR Vehicles will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses could be borne by the Company and will not be shared with the Company or offset against the Management Fees or carried interest distributions payable by the Company. Similarly, KKR Vehicles and their portfolio companies could engage Portfolio Company Service Providers of the Company to provide services, and these Portfolio Company Service Providers will generally charge for services in the same manner described above, but the Company and its Infrastructure Assets generally will not be reimbursed for any costs (such as start-up costs) relating to such Portfolio Company Service Providers incurred prior to such engagement.

These arrangements have the potential for a conflict of interest to arise, particularly, for example, where the KKR Vehicles that own a Portfolio Company Service Provider are not the same as the KKR Vehicles that own (directly or indirectly) the portfolio company that is receiving services from such Portfolio Company Service Provider. In these situations, the KKR Vehicles that own the portfolio company to which such services are provided are indirectly paying fees for such services that benefit the KKR Vehicles that own the applicable Portfolio Company Service Provider. Where the relevant arrangement involves services or other benefits provided directly to the Company or a KKR Vehicle, the KKR Group could be incentivized to agree to terms or establish service levels (if applicable) that disproportionately favor the Company or the

KKR Vehicles involved. Where such arrangements are between Infrastructure Assets of the Company and portfolio companies of KKR Vehicles, the conflicts of interests involved, including the allocation of overhead expenses among such entities, will depend on the level of independence between the management of such portfolio companies and the KKR Group. The Company, KKR Vehicles and their respective Infrastructure Assets are expected to enter into Joint Ventures with third parties to which Portfolio Company Service Providers will provide services. In some of these cases, the third party Joint Ventures partner might negotiate not to pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, such KKR Vehicles and their respective portfolio companies that also use the services of such Portfolio Company Service Provider will, directly or indirectly, pay the difference, or the Portfolio Company Service Provider will bear a loss equal to the difference.

Portfolio Company Service Providers are generally expected to be owned and, in certain circumstances, controlled, by one or more KKR funds, such as the Company and/or KKR Vehicles (including co-investment vehicles). In certain instances, a similar company could be owned by the KKR Group directly. The KKR Group could cause a transfer of ownership of one of these Portfolio Company Service Providers from the Company to a KKR Vehicle, or from a KKR Vehicle to the Company. The transfer of a Portfolio Company Service Provider between the Company and a KKR Vehicle is generally expected to be consummated for minimal or no consideration, and without obtaining any consent from the Board (or the non-independent members thereof). The KKR Group could, but is not required to, obtain a third party valuation confirming the same, and if it does, the KKR Group is expected to rely on such valuation. Transactions with Portfolio Company Service Providers of the Company do not require the consent of the Board (or the non-independent members thereof). Portfolio Company Service Providers and KKR Vehicles are not considered “Affiliates” under the LLC Agreement and therefore are not covered by affiliate transaction restrictions included in the LLC Agreement, such as the requirement to obtain consent from the Board (or the non-independent members thereof) in certain circumstances.

Valuation Matters

The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the fair value of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the fair value and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or repurchased by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to KKR and the amount of the Management Fee payable to the Manager. The valuation of investments of KKR Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of KKR to form and attract capital to KKR Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Charitable Donations and Political Activities

The Manager may, from time to time, cause the Company and/or its Infrastructure Assets to make contributions to charitable initiatives or other non-profit organizations that the Manager believes could, directly or indirectly, enhance the value of the Company’s Infrastructure Assets or otherwise serve a business purpose for, or be beneficial to, the Company’s Infrastructure Assets. Such contributions could be designed to benefit employees of an Infrastructure Asset or the community in which a property is located or in which the Infrastructure Asset operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of the KKR Group, operating partners, Joint Ventures partners, Infrastructure Asset management teams and/or other persons or organizations associated with the KKR Group, the Company or the Company’s Infrastructure Assets. These relationships could influence the Manager in deciding whether to cause the Company or its Infrastructure Assets to make charitable contributions. Further, such charitable contributions by the Company or its Infrastructure Assets could supplement or replace charitable contributions that the KKR Group would have otherwise made. Also, in certain instances, the Manager may, from time to time, select a lender and/or service provider to the Company or its Infrastructure Assets based, in part, on the charitable initiatives of such lender or service provider where the Manager believes such charitable initiatives could, directly or indirectly, enhance the value of the Company’s Infrastructure Assets or otherwise serve a business purpose for, or be beneficial to, the Company’s Infrastructure Assets, and even where the economic terms of such loan or service arrangement are otherwise less favorable than the terms offered by another lender or service provider that does not engage in such charitable initiatives.

An Infrastructure Asset may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Infrastructure Assets are not considered affiliates of the Manager, and therefore such activities are not subject to relevant policies of the Manager and may be undertaken by an Infrastructure Asset without the knowledge or direction of the Manager. In other circumstances, there may be initiatives where such activities are coordinated by the KKR Group for the benefit of the Infrastructure Assets. The interests advanced by an Infrastructure Asset through such activities may, in certain circumstances, not align with or be adverse to the interests of other Infrastructure Assets, the Company or the Shareholders. The costs of such activities may be allocated among Infrastructure Assets. While the costs of such activities will typically be borne by the Infrastructure Asset undertaking such activities, such activities could also directly or indirectly benefit other Infrastructure Assets, KKR Vehicles or the KKR Group.

Any such charitable or political contributions made by the Company or its Infrastructure Assets, as applicable, which could reduce the Company’s returns in respect of the relevant Infrastructure Asset, will not be shared with the Company or offset against the Management Fees payable to the Manager (or its affiliates) in respect of the Company. There can be no assurance that any such activities will actually be beneficial to or enhance the value of the Company or its Infrastructure Assets, or that the Manager will be able to resolve any associated conflict of interest in favor of the Company.

Global Distribution

The dealer-manager for the Company is KCM. Any material adverse change to the ability of the Company’s global distributor to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and the Private Offering. If the global distributor is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy may be adversely affected. In addition, the global distributor will in the future serve as dealer manager for other issuers. As a result, the global distributor will experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy. Further, the participating broker-dealers retained by the global distributor may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail clients.

Placement Activities

KKR Personnel involved in the marketing and placement of the Shares are acting for the distribution agent and not acting as investment, tax, financial, legal or accounting advisors to potential shareholders in connection with the offering of the Shares. Potential shareholders must independently evaluate the offering and make their own investment decisions.

The KKR Group could offer, on an agency basis for third parties, including, without limitation, unaffiliated fund sponsors in which the KKR Group has a minority ownership interest, interests in other pooled investment vehicles that have as their primary investment objective investments that are substantially similar to the types of acquisitions to be made by the Company and, in connection with any such offering, will receive customary compensation, including an interest in such vehicles. Placement agents or other financial intermediaries could also receive other compensation, including placement fees with respect to the acquisition of Shares by Shareholders. Such agents or intermediaries will have an incentive in promoting the acquisition of Shares in preference to products with respect to which they receive a smaller fee. Prospective shareholders should take the existence of such fees and other compensation into account in evaluating a purchase of the Company’s Shares.

Broker-Dealer Activities

The KKR Group includes a number of entities that act as broker-dealers. Such broker-dealers (including their respective related lending vehicles) will, from time to time, manage or otherwise participate in underwriting syndicates and/or selling groups with respect to existing or potential Infrastructure Assets of the Company or otherwise be involved in the private placement of debt or equity securities or instruments issued by or in connection with the acquisition of the Company’s Infrastructure Assets and non-controlling entities in or through which the Company may acquire Infrastructure Assets (including by placing securities issued by such Infrastructure Assets with Co-Investors as described in “Co-Investments” above), or otherwise in arranging or providing financing for the Company and for or in connection with the acquisition of Infrastructure Assets, in each case alone or with other lenders, which could include the Company and KKR Vehicles (see also “—Fees” above). In particular, KCM is expected to participate actively in the financing of the Company’s Infrastructure Assets, including, for example, by arranging for senior financing that is secured by pools of Infrastructure Assets held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s Infrastructure Assets, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, interest payments or other compensation with respect to such activities, which are not required to be shared with the Company or the Shareholders. In certain circumstances, where a KKR Group broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s Infrastructure Assets or other issuers in which it invests. In addition, the Company could be prevented from participating in a Joint Venture as a result of a KKR Group broker participating in such underwriting or financing transactions. Where a KKR Group broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a ‘‘lock-up’’ period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.

In addition, circumstances could arise where following the Company’s acquisition of an Infrastructure Asset or other issuer, such issuer becomes distressed and the participants in the relevant offering have a valid claim against the underwriters of the relevant offering. Such underwriters could include a KKR Group entity, in which case, the Company would have a conflict in determining whether to sue such underwriters. Where such underwriters include non-affiliated broker-dealers, the Company will also have a conflict in determining whether to bring a claim because of concerns regarding the relationships of the KKR Group with such non-affiliated broker-dealers, which could relate to and otherwise benefit KKR Vehicles and/or KKR and its proprietary entities and not the Company.

The KKR Group could in the future develop new businesses, such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to opportunities that are suitable for the Company. In such case, the KKR Group’s client would typically require the KKR Group to act exclusively on its behalf, thereby precluding the Company from participating in such acquisition opportunities. The KKR Group would not be obligated to decline any such engagements in order to make an acquisition opportunity available to the Company. In addition, the KKR Group could come into the possession of information through these new businesses that limits the Company’s ability to engage in potential transactions.

KKR Stakes and Seed Business

The KKR Group owns interests in third-party hedge fund and fund of fund managers in which the KKR Group has acquired a stake, seeded or otherwise obtained an ownership interest (the “Stakes and Seed Managers”). Funds and accounts managed by such managers (“Stakes and Seed Funds”) are expected to pursue a broad range of investment strategies and invest in a broad range of securities and instruments and other assets globally. Any Stakes and Seed Fund could invest in securities or other financial instruments of companies (or issuers) in which KKR Vehicles, including the Company, could also have an interest. Stakes and Seed Funds could also invest in competitors of KKR Vehicles (including the Company) or their respective portfolio companies. Actions taken by any Stakes and Seed Manager in respect of any of the foregoing could adversely impact the Company or a KKR Vehicle. Any such investments and actions will be controlled by the respective Stakes and Seed Manager and will generally be outside the control and oversight of the KKR Group. Notwithstanding the foregoing, the KKR Group (including KKR and KKR Credit) will also, from time to time, act as a nondiscretionary sub-adviser of a Stakes and Seed Fund or Stakes and Seed Manager, including in particular with respect to co-investments made alongside KKR Vehicles.

As of June 1, 2017, Prisma, formerly constituting the KKR Group’s global hedge funds solutions business, together with PAAMCO, became a KKR Stakes and Seed Manager. It is expected that advisory members of the KKR Group will also, from time to time, act as a sub-adviser in respect of capital allocated within investment vehicles and other accounts managed and advised by Prisma, and Prisma is expected to advise or sub-advise investment vehicles and other accounts established by the KKR Group (including KKR and KKR Credit).

Other Potential Infrastructure Vehicles

The Manager reserves the right to raise additional infrastructure investment vehicles (“Other Infrastructure Vehicles”), including infrastructure vehicles that target the same Infrastructure Assets as the Company. The closing of an Other Infrastructure Vehicle could result in the reallocation of KKR Personnel, including reallocation of existing infrastructure professionals, to such Other Infrastructure Vehicle. In addition, potential acquisitions that may be suitable for the Company may be directed toward or shared with such Other Infrastructure Vehicle.

Global Atlantic Transaction

On February 1, 2021, the KKR Group acquired a controlling interest in Global Atlantic (the “Global Atlantic Transaction”), a leading retirement and life insurance company, and serves as Global Atlantic’s investment manager. Global Atlantic AUM totals over $137 billion as of December 31, 2022. Accordingly, the KKR Group significantly increased its assets under management following the closing of the Global Atlantic Transaction.

A subsidiary of the Balance Sheet is the sole voting shareholder and majority equity owner of Global Atlantic. It is generally expected that Global Atlantic assets managed by the KKR Group (“Global Atlantic Accounts”) will constitute accounts of a KKR Group affiliate.

The KKR Group generally expects to treat any Global Atlantic Account as a KKR Vehicle for the purposes of allocating investment opportunities and related fees and expenses. Global Atlantic Accounts participating in KKR’s infrastructure strategy could participate by coinvesting alongside the Company and KKR Vehicles in some or all of their investments in the Company’s strategy or, potentially, through investments in the Company. Depending on the allocation of such assets to this strategy, the timing of such allocation and the manner in which such allocation is implemented (that is, by investments in or alongside the Company and KKR Vehicles), the investment by Global Atlantic Accounts in KKR’s infrastructure strategy could result in materially less availability of discretionary opportunities for the Company. The establishment of Global Atlantic Accounts investing directly in infrastructure investments will create a conflict of interest in that the KKR Group will be incentivized to allocate more attractive opportunities and scarce opportunities to these proprietary entities and accounts rather than to the Company and KKR Vehicles. The KKR Group will allocate opportunities among the Company, the Global Atlantic Accounts and other accounts in a manner that is consistent with an allocation methodology established by the KKR Group and its affiliates in a manner designed to ensure allocations of such opportunities are made on a fair and equitable basis over time.

Other examples of conflicts of interest that are expected to arise in connection with the Global Atlantic Transaction and the Company include transactions pursuant to which Global Atlantic Accounts could, subject to applicable law, acquire assets of, or provide financing to, the Company and/or Infrastructure Assets in which the Company invests. For example, subject to regulatory approval, Global Atlantic Accounts could acquire portfolios of assets originated by, or provide financing to, platform arrangements invested in by the Company. Subject to applicable law, such transactions will be implemented in a manner consistent with the treatment of Global Atlantic Accounts as KKR Vehicles.Accordingly, where such transactions involve the acquisition of such assets or provision of such financing on terms negotiated with the management of such platform vehicles or other Infrastructure Assets in which the Company invests, such transactions will not be viewed as cross transactions that are subject to the cross transactions restrictions applicable pursuant to the LLC Agreement. Further, Global Atlantic Accounts are expected to participate as lenders to the Company on the terms permitted by the LLC Agreement, which could result in actual or potential conflicts of interest as further described in “—Other Affiliate Transactions” above. In addition, Global Atlantic Accounts could invest in infrastructure backed debt instruments issued by Infrastructure Assets in which the Company invests. Such transactions could create actual or potential conflicts of interest as further described in “—Investments in Which KKR and/or KKR Vehicles Have a Different Principal Interest” above. Global Atlantic Accounts will not constitute “Private Equity Funds” as defined in the LLC Agreement, and therefore will not be subject to the contractual restrictions regarding “Cross Transactions” as defined in the LLC Agreement (which includes, but is broader than, the term “cross transactions” as defined in “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” above and referenced in “—Cross Transactions” above). Accordingly, except as otherwise provided in the

LLC Agreement or as established by law, the Company could enter into Cross Transactions in which one or more Global Atlantic Accounts is involved without the consent of the Board (or the non-independent members thereof) or the Shareholders.

The terms of Global Atlantic Accounts are expected to differ materially from those of the Company, including in respect of management fees and expense reimbursements. Management fees are expected to be charged by the KKR Group for the management of Global Atlantic Accounts. These fees are, however, generally expected to be lower or even materially lower than those applicable to the Company. Global Atlantic Accounts are not expected to be subject to carried interest distributions or other performance-related compensation. Where any of such assets are managed by the KKR Group through the investment by Global Atlantic Accounts in the Company, such investments are not expected to be subject to Management Fees or the Performance Participation Allocation payable to the Manager.

Performance Participation Allocation; Management Fee

KKR’s entitlement to receive the Performance Participation Allocation will create an incentive for the Manager and the KKR Group to make riskier or more speculative acquisitions on behalf of the Company than would be the case in the absence of this arrangement.

In addition, the manner in which KKR’s entitlement to the Performance Participation Allocation, the Manager’s entitlement to Management Fees is determined could result in a conflict between their interests and the interests of the Shareholders with respect to the sequence and timing of disposals of assets. For example, the ultimate beneficial owners of the Manager are generally subject to U.S. federal and local income tax (unlike certain of the Shareholders). The Manager will be incentivized to operate the Company, including to hold and/or sell Infrastructure Assets, in a manner that takes into account the tax treatment of KKR’s Performance Participation Allocation. Shareholders should note in this regard that U.S. federal income tax legislation enacted in 2017 relating to the taxation of incentive allocations generally provides for a lower capital gains tax rate in respect of investments held for more than three years, whereas certain Shareholders will be eligible for such treatment after a holding period of only more than one year. While the Manager generally intends to seek to maximize pre-tax returns for the Company as a whole, the Manager will nonetheless be incentivized to hold Infrastructure Assets for a longer period than would be the case if such holding period requirement did not exist and/or to dispose of assets prior to any change in law that results in a higher effective income tax rate on its carried interest. The Manager will also be incentivized to structure Infrastructure Assets in a manner that mitigates the impact of holding period requirement applicable to carried interest, which could adversely impact the after-tax returns of, or otherwise result in increased costs for, the Company and the Shareholders. The Manager could be motivated to overstate valuations in order to improve the Company’s track record or to minimize losses from write-downs that must be returned prior to KKR receiving the Performance Participation Allocation.

The Company’s NAV will generally be determined by the Manager based in part on valuations of the Company’s assets as described in “Item 1. Business—Net Asset Value”. The Manager has a conflict of interest with respect to such valuations because the amount of Management Fees payable, the amount of the Performance Participation Allocation to which KKR is entitled with respect to the Company, and the timing of its receipt of the Performance Participation Allocation will depend in part on the value of the assets. In the event that the Company makes any distribution in kind to the Shareholders as a whole or to any Shareholders in particular, the fair value of such property will generally be determined by the Manager. If the valuations made by the Manager are incorrect (including both with respect to an in-kind distribution or with respect to the fair value of assets that continue to be held by the Company), the Performance Participation Allocation payable to KKR, or the timing of receipt of the Performance Participation Allocation, could also be incorrect. A valuation generally will not be required and is not expected to be obtained in connection with in-kind distributions.

Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when the Company sells, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of the Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.

In the event of any error by the KKR Group in the calculation of Management Fees, the KKR Group will endeavor to correct such error as soon as reasonably practicable, including by refunding any excess Management Fees, netting such amount out of subsequent amounts payable to the KKR Group or by taking such other actions as the KKR Group determines are reasonably necessary. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. Any determination as to whether an error occurred and as to what remedial action to take, if any, is made by the KKR Group in its sole discretion and shall be final and binding in all respects. Interest will not accrue on any such amounts paid or net out of subsequent amounts between the KKR Group and the Company to rectify any such error.

Service Providers

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms), to the Company and its Infrastructure Assets will also provide goods or services to or have business, personal, political, financial or other relationships with the Manager or other members of the KKR Group. Such advisors and service providers could be shareholders in the Company, KKR Vehicles, sources of opportunities for the KKR Group, the Company or KKR Vehicles or could otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships could influence the Manager and the KKR Group in deciding whether to select or recommend any such advisor or service provider to perform services for the Company or an Infrastructure Asset (the cost of which will generally be borne directly or indirectly by the Company or its Infrastructure Assets, as applicable). Notwithstanding the foregoing, the Manager and the KKR Group will generally seek to engage advisors and service providers in connection with transactions for the Company that require their use on the basis of the overall quality of advice and other services provided, the evaluation of which includes, among other considerations, such service provider’s provision of certain acquisition-related     services and research that the Manager or the KKR Group believes to be of benefit to the Company. In certain circumstances, advisors and other service providers or their affiliates could charge rates or establish other terms in respect of advice and services provided to the Manager or other members of the KKR Group or to KKR Vehicles or their Infrastructure Assets that are different and more favorable than those established in respect of advice and services provided to the Company and its Infrastructure Assets. Similarly, the Company’s Infrastructure Assets could provide services to KKR Vehicles or their portfolio companies or other KKR affiliates that would not have otherwise been entered into but for their relationship with the KKR Group.

Diverse Shareholder Group

The Shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. Accordingly, they will have conflicting regulatory, legal, investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual Shareholders could relate to or arise from, among other things, the nature of acquisitions made by the Company, the selection, structuring, acquisition and management of assets, the timing of disposition of assets, internal investment policies of the Shareholders and their target risk/return profiles. As a consequence, conflicts of interest will likely arise in connection with decisions made by the Manager or the KKR Group, including with respect to the nature or structuring of Infrastructure Assets, which would be more beneficial for one Shareholder than for another Shareholder, especially with respect to Shareholders’ individual tax situations.

In addition, the Company could acquire Infrastructure Assets that have a negative impact on related investments made by the Shareholders in separate transactions. In selecting and structuring acquisitions appropriate for the Company, the Manager will consider the Infrastructure Assets and tax objectives of the Company and its Shareholders as a whole, not the investment, tax or other objectives of any Shareholder individually.

Shareholders’ Outside Activities

A Shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to KKR, including business interests and activities in direct competition with KKR and its portfolio companies, and may engage in transactions with, and provide services to, KKR or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to KKR or its portfolio companies as determined by the Manager in its sole discretion). None of KKR, any Shareholder or any other person shall have any rights by virtue of the LLC Agreement or any related agreements in any business ventures of any Shareholder. The Shareholder, and in certain cases the Manager, will have conflicting loyalties in these situations.

Data Analysis Services - KKR’s Relationship with Quantifind

The KKR Group works with a privately held company called Quantifind, Inc. (“Quantifind”) from time to time, which is a data platform company that uses proprietary web technology to extract revenue-driving factors for brands from a wide spectrum of data sources. George Roberts, co-CEO and co-Chairman of KKR, and Joseph Grundfest, an independent director of the KKR Public Company, each hold a relatively small (approximately 5%) personal investment in Quantifind.

To the extent a project relates to data analysis or related services in furtherance of diligence or other analysis related to current or prospective portfolio investments of the Company (and/or KKR Vehicles) and/or the markets and industries in which current or prospective Infrastructure Assets operate, the Company (and/or each such KKR Vehicle, as applicable) will reimburse the KKR Group for their respective portion of any such fees. Portfolio companies in which the Company (and/or KKR Vehicles) will potentially, from time to time, invest could also separately engage Quantifind to independently conduct big data analysis and/or to leverage information the KKR Group has gained with respect to their respective businesses. None of the services or other fees received by Quantifind in connection with the foregoing will be shared with the Company or offset against the Management Fees payable to the Manager.

Legal Representation

Simpson Thacher & Bartlett LLP and other counsel (collectively, ‘‘Counsel’’) are acting as counsel to the Company, the Manager and certain of their affiliates in connection with the organization of the Company and the offering of Shares and have represented and continue to represent the KKR Group and its affiliates (including the Manager) in connection with the organization of the Company and a variety of matters. Such counsel will not be representing any Shareholder in connection with the offering of Shares, absent an express agreement to the contrary with such Shareholder. Prospective shareholders should seek their own legal, tax and financial advice before making a purchase of the Company’s Shares. Counsel might also act as counsel to an Infrastructure Asset, equity sponsors of an Infrastructure Asset, other creditors of an Infrastructure Asset, or an agent therefor, a party seeking to acquire some or all of the assets or equity of an Infrastructure Asset, or a person engaged in litigation with an Infrastructure Asset. Representation by Counsel of the Company, the Manager and their affiliates is limited to specific matters as to which they have been consulted by such persons. There could exist other matters that could have a bearing on the Company, the Manager and/or their affiliates as to which Counsel has not been consulted. In addition, Counsel has not undertaken to monitor the compliance of the Manager and its affiliates with the program, strategies, valuation procedures, restrictions and other guidelines and terms set forth herein and in the LLC Agreement, nor does Counsel monitor on behalf of or for the benefit of the Shareholders ongoing compliance with applicable laws.

Global Conflicts Committee and Risk and Operations Committee

KKR is cognizant that conflicts of interest may arise in allocating time, services or resources among the investment activities of different KKR-managed funds, other KKR-affiliated investment entities and the executives of KKR.

KKR, its affiliates and their executives have a common mandate: to invest the capital of KKR’s funds in a manner designed to maximize long-term investment returns. To the extent that two or more KKR funds share in an investment opportunity, it is in the first instance allocated between them subject to any investment limitation or guideline set forth in their respective partnership agreements and otherwise in accordance with their respective investment mandates and diversification considerations.

Furthermore, in an effort to implement best practices in KKR’s application and monitoring of conflict resolution, KKR has created a Global Conflicts Committee. KKR’s Global Conflicts Committee is responsible for analyzing and addressing new or potential conflicts of interest that may arise in KKR’s business, including conflicts relating to specific transactions and circumstances, as well as those implicit in the overall activities of KKR and its various businesses. This committee is overseen by KKR’s General Counsel and Global Chief Compliance Officer. In addition, KKR is registered with the SEC as an investment adviser under the Advisers Act, providing additional oversight and governance with respect to conflicts of interest.

In addition, KKR has an active Risk and Operations Committee comprised of some of KKR’s most experienced leaders representing control functions, such as operations, legal, compliance, public affairs, risk, technology and finance. The Risk and Operations Committee prioritizes KKR’s risks, maintains focus on significant and emerging risks, helps to create a disciplined approach to management of those risks and ensures that risk awareness is a top priority throughout KKR.

The goal of these committees is to provide oversight, shared experience and support and guidance to KKR as a firm.

Shareholders must be prepared and must be in a position to lose their invested capital in its entirety.

Item 14.    Principal Accounting Fees and Services
Independent Auditors
During the period from September 23, 2022 (date of formation) to December 31, 2022, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the period from September 23, 2022 (date of formation) through December 31, 2022 by our independent registered public accounting firm, Deloitte, were as follows:

For the period from September 23, 2022 (date of formation) through December 31, 2022
Audit fees (a)	$142,500
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$142,500
______________
(1)Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.
The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the period ended October 25, 2022 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board of Directors, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved. Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

Part IV.
Item 15.    Exhibits, Financial Statement Schedules
(a) (1)    Financial Statements
See the accompanying Index to Financial Statement Schedule on page 58.
(a) (2)    Financial Statement Schedules
None.
(a) (3)    Exhibits

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on October 28, 2022).

3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10 filed with the SEC on November 28, 2022).

3.3	Form of Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10 filed with the SEC on February 3, 2023).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on February 3, 2023).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on November 28, 2022).

4.3	Form of KKR Repurchase Arrangement (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10 filed with the SEC on February 3, 2023).

4.4*	Description of Securities.

10.1	Form of Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10 filed with the SEC on February 3, 2023).

10.2	Form of Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10 filed with the SEC on November 28, 2022).

10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10 filed with the SEC on November 28, 2022).

10.4*	Global Custody Agreement, dated as of March 21, 2023, by and among KKR Infrastructure Conglomerate LLC and The Bank of New York Mellon Trust Company, National Association.

10.5*	Custody Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon.

10.6*	Administrative Services Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10 filed with the SEC on November 28, 2022).

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

* Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.    Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Raj Agrawal
Date: March 24, 2023	Raj Agrawal
Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raj Agrawal
Date: March 24, 2023	Raj Agrawal
Chairman of the Board
(Principal Executive Officer)

Date: March 24, 2023	/s/ Jeffrey B. Van Horn
Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2023	/s/ Tara Davies
Tara Davies
Chief Executive Officer and Director

Date: March 24, 2023	/s/ James Cunningham
James Cunningham
Chief Investment Officer and Director

Date: March 24, 2023	/s/ Joshua Mills
Joshua Mills
Director

Date: March 24, 2023	/s/ Phillip Nolan
Phillip Nolan
Director

Date: March 24, 2023	/s/ John W. Somerhalder II
John W. Somerhalder II
Director