Form 10-Q
period 2023-03-31
KKR Infrastructure Conglomerate LLC
filed 2023-05-11
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to        .

Commission file number 000-56484
KKR Infrastructure Conglomerate LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0477563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 750-8300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, the registrant had 40 Class G Shares outstanding.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and
•future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Part 1.    Financial Information
Item 1.    Financial Statements
KKR Infrastructure Conglomerate LLC
Statements of Assets and Liabilities

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$1,000	$1,000
Prepaids and other assets	476,600	596,300
Deferred offering costs	1,374,232	669,175
Due from Manager	8,410,287	5,434,688
Total assets	$10,262,119	$6,701,163

Liabilities
Other accrued expenses and liabilities	$700,500	$646,100
Organization costs payable	8,186,387	5,384,888
Offering costs payable	1,374,232	669,175
Total liabilities	$10,261,119	$6,700,163

Commitments and contingencies (Note 4)

Net assets	$1,000	$1,000

Net assets are comprised of:
Common Shares - Class G Shares, 40 shares authorized, issued and outstanding	$1,000	$1,000
Net assets	$1,000	$1,000
Net assets	$1,000	$1,000
Shares outstanding	40	40
Net asset value per share	$25.00	$25.00
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statements of Operations

	For the Three Months Ended March 31, 2023 (Unaudited)	For the period from September 23, 2022 (date of formation) through December 31, 2022
Organization costs	$2,801,499	$5,384,888
General and administrative	161,100	49,800
Total expenses	2,962,599	5,434,688
Less: Expenses reimbursed by Manager	(2,962,599)	(5,434,688)
Net expenses	$-	$-
Net investment income	$-	$-
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements (Unaudited)
1.Organization
KKR Infrastructure Conglomerate LLC (“K-INFRA” and the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation.
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
The Company is sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expects to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement to be entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company has no activity as of March 31, 2023 other than matters relating to its organization and offering.
As of March 31, 2023 and December 31, 2022, the only capital contribution to the Company resulted in the issuance of Class G Shares of the Company at an aggregate purchase price of $1,000 to KKR Group Asset Holdings III L.P., an affiliate of the Manager.
As of March 31, 2023 and December 31, 2022, the Company had neither purchased nor contracted to purchase any Infrastructure Assets.
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
Cash and Cash Equivalents
Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of March 31, 2023 and December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For three months ended March 31, 2023 and for the period from September 23, 2022 (date of formation) to December 31, 2022, the Company incurred organization costs of $2,801,499 and $5,384,888, respectively.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. For three months ended March 31, 2023 and for the period from September 23, 2022 (date of formation) to December 31, 2022, the total amount of the offering costs incurred by the Company was $1,374,232 and $669,175, respectively.
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
Income Taxes
The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
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
Expense Limitation and Reimbursement Agreement
The Company has entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager pursuant to which the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) the distribution fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company has agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.
The Expense Limitation Agreement will be in effect through and including December 31, 2023, but may be renewed by the mutual agreement of the Manager and the Company for successive terms.
As of March 31, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.
4.Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Indemnification
Under the Company’s second amended and restated limited liability company agreement and organizational documents, its members of the Board, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
KKR Infrastructure Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.
We are sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expect to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement (the “Management Agreement”) to be entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”). We have no operations as of March 31, 2023 other than matters relating to our organization and Private Offering.

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

We expect that over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines.

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
As of March 31, 2023, we had neither engaged in any principal operations nor generated any revenues. Our entire activity since inception through March 31, 2023 was to prepare for our proposed fundraising through a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer six classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares or Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions and ongoing stockholder servicing fees.
As of March 31, 2023 and December 31, 2022, the Company had neither purchased nor contracted to purchase any Infrastructure Assets.

We operate our business in a manner permitting us to maintain an exclusion from registration under the Investment Company Act.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager, KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies) are collectively referred to herein as “KKR Vehicles.”

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S, Class D, Class U, Class I, Class R-D, Class R or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

To the extent that in any quarter the number of shares requested to be repurchased under our share repurchase plan is in excess of the applicable quarterly limit, following the settlement of the plan repurchases, the Board (on the recommendation of the Manager and the repurchase committee of the Company (the “Repurchase Committee”)) may determine to conduct a tender offer for additional Class S, Class D, Class U, Class I, Class R-D, Class R and Class F Shares (collectively, “Excess Shares”) at a price approved by the Board, which could be at a discount to the most recent NAV available prior to the commencement of the tender offer. For any such tender offer, the number of Excess Shares, if any, that the Manager and Repurchase Committee determine to recommend that the Company offer to purchase will depend on several factors, including the amount of subscriptions received by the Company, the Company’s financial condition and liquidity at such time, the presence of adverse macroeconomic conditions and whether conducting a tender offer for Excess Shares would impose an undue burden on Shareholders who do not tender.

In addition to the quarterly repurchases under our share repurchase plan and potential tender offers for Excess Shares, the Manager and Repurchase Committee may consider whether to recommend to the Board other potential avenues for providing Shareholders with potential liquidity.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. If our Board determines, on the recommendation of the Repurchase Committee, that we should not repurchase Shares, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets.
Results of Operations
As of March 31, 2023, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with our such activities.
From October 25, 2022 (date of our initial capitalization) through March 31, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 29, 2022.
For the three months ended March 31, 2023 and the period from September 23, 2022 (date of formation) through December 31, 2022, we incurred organization costs of $2,801,499 and $5,384,888, respectively. The organization costs incurred will be reimbursed to the Manager or its affiliates by the Company. Such costs represent legal, accounting, and other corporate services.

Revenues

We plan to generate revenues primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following the acceptance of the initial subscription for Shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares and Class R Shares (provided that such Class U Shares, Class R-D Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee (as defined below), the Servicing Fee (as defined below), the Performance Participation Allocation (as defined below), share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly holds an Infrastructure Asset, as determined in the good faith judgment of the Manager.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (as defined below) for which such share was outstanding, and proceeds for any such share repurchases will be reduced by the amount of any such Performance Participation Allocation.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one-quarter’s notice prior to making significant changes to this internal policy.

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

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares repurchased during the applicable Reference Period, which Shares will be subject to the Performance Participation Allocation upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a “High Water Mark.”

“Reference Period” means the applicable calendar year.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares will incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

Administration

We entered into an administration agreement with an administrator (the “Administrator”) pursuant to which the Administrator will be responsible for generally performing administrative services of the Company. Pursuant to the administration agreement, the Administrator will be entitled to receive a monthly fee based on the monthly value of the Company's net assets, subject to a minimum annual fee, plus out-of-pocket expenses.

Organizational and Offering Expenses

The Company will reimburse the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to the Amended and Restated Expense Limitation and Reimbursement Agreement discussed below (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company).

Expense Limitation and Reimbursement Agreement

Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement that we have entered into (the “Expense Limitation Agreement”), through and including December 31, 2023, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual “Specified Expenses” (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fees and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within three years from the end of the month in which the Manager waived or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.60% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred.

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

The Company has agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.

Company Expenses

The Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its Infrastructure Assets (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone, a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s (“KKR Capstone”), related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any Infrastructure Asset or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual Infrastructure Assets, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; and (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by Infrastructure Assets in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of KKR personnel engaged in the foregoing activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of Infrastructure Assets and potential Infrastructure Assets (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (c) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (d) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or its affiliate has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (e) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-Independent Directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board; (f) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and employees of KKR Capstone attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (g) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its Infrastructure Assets and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities; (h) fees, costs and expenses associated with the Company’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and ESG-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (i) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (j) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Shares) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (k) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (l) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual Infrastructure Assets, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (m) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (n) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (o) fees, costs and expenses incurred in connection with the dissolution and liquidation of the Company; (p) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its Infrastructure Assets; and (q) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Break-Up Fees, Monitoring Fees and Transaction Fees (each as defined in the LLC Agreement), in each case net of applicable withholding taxes, VAT or similar taxes and costs related to currency conversion, if any) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in joint ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically invested, or remaining invested, in a particular investment or similar investments, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar investments in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries.

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
Liquidity and Capital Resources
KKR has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class G Shares. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future. KKR currently holds all of the Company’s outstanding Class G Shares. As of March 31, 2023 and December 31, 2022, KKR was our only Shareholder.
We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of Infrastructure Assets, the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Manager.

Cash Flows
On October 25, 2022, the Company was capitalized with a $1,000 investment by KKR. There have been no other cash flows from our inception through March 31, 2023.
As of March 31, 2023 and December 31, 2022, we had not declared or paid any distributions.
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

Valuation of Infrastructure Assets

The Company’s Infrastructure Assets will be valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date.

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
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to March 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There was no material change to our market risks during the three months ended March 31, 2023. We had no significant operations as of March 31, 2023. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2023, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Quarterly Report on Form 10-Q, the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form
10-K for the fiscal year ended December 31, 2022 and other filings that we make from time to time with the SEC, including our financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and you may lose all or part of your investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Risks Related to Our Infrastructure Assets and Industry Focus
Uncertainty caused by bank closures and other developments in the global financial system may have a material adverse effect on our and our Infrastructure Assets’ operations and overall performance.

In early 2023, bank closures in the U.S. and Europe caused uncertainty for financial services companies—especially in the banking sector, and U.S. middle market banks in particular—and fear of instability in the global financial system generally. Many financial institutions experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors have withdrawn, or could withdraw in the future, significant sums from their accounts at these institutions (each, a “Distress Event”). As a result, U.S. governmental agencies (including the U.S. Federal Deposit Insurance Corporation (the “FDIC”) and the U.S. Federal Reserve Bank) intervened directly and indirectly to protect the uninsured depositors of banks that have recently closed or who have experienced a significant Distress Event. Simultaneously, as a result of depositary outflows and other existential issues, the Swiss Financial Market Supervisory Authority intervened in the collapse of Credit Suisse, one of the global systemically important banks, brokering its partial sale to UBS. There is a risk that other financial institutions could undergo Distress Events as a result of contagion disconnected from market fundamentals or for other reasons, and it is unclear what steps regulators would take, if any, in the event of further bank closures or continuing (or increasing) market distress.

Banks and other financial institutions, including those that could undergo Distress Events could provide credit facilities and/or other forms of financing to the Company or its Infrastructure Assets. There can be no assurance that such financial institutions will honor their obligations as creditors or that another financial institution would be willing and able to provide replacement financing or similar capabilities and on similar terms.

If a financial institution closes, whether as a result of a Distress Event or otherwise, there is no guarantee that its uninsured depositors, which could include the Company and/or its Infrastructure Assets, will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. Pursuant to statute, U.S. bank accounts are insured by the FDIC in an amount up to $250,000. While the U.S. government has considered raising that limit, there can be no guarantee that such limit will be increased. As a consequence, for example, if a Distress Event occurs, the Company or its Infrastructure Assets could be delayed or prevented from accessing a portion or all of their bank accounts or making required payments under their debt or other contractual obligations. Shareholders could be impacted in their ability to honor subscriptions and/or receive distributions for related reasons.

Distress Events could have a potentially adverse effect on the ability of the Manager to manage the Company and its assets, and on the ability of the Manager, the Company and any Infrastructure Asset to maintain operations, which in each case could result in significant losses and in unconsummated acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Company is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a financial institution experiencing a Distress Event, the inability of the Company to access subscriptions or otherwise); the inability of the Company to acquire or dispose of assets, or acquire or dispose of such assets at prices that the Manager believes reflect the fair value of such assets; and the inability of Infrastructure Assets to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a financial institution’s services, it is also possible that the Company or an Infrastructure Asset will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). Although the Manager expects to exercise contractual remedies under agreements with financial institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses or delays. The Company and its Infrastructure Assets are subject to similar risks if any financial institution utilized by Shareholders in the Company or by suppliers, vendors, service providers or other counterparties of the Company or an Infrastructure Asset becomes subject to a Distress Event, which could have a material adverse effect on the Company.

Many financial institutions require, as a condition to using their services (including lending services), that the Manager and/or the Company maintain all or a set amount or percentage of their respective accounts or assets with the financial institution, which heightens the risks associated with a Distress Event with respect to such financial institutions. Although the Manager seeks to do business with financial institutions that it believes are creditworthy and capable of fulfilling their respective obligations to the Company, the Manager is under no obligation to use a minimum number of financial institutions with respect to the Company or to maintain account balances at or below the relevant insured amounts.

Uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. The recent developments could also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company or one or more of its Infrastructure Assets or its overall performance.
Risks Related to an Investment in Our Shares

There is no public trading market for Shares of the Company; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.
There is no current public trading market for Shares of the Company, and we do not expect that such a market will ever develop. Therefore, repurchase of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. We expect to continue to repurchase Shares at a price equal to the transaction price of the class of Shares being repurchased on the date of repurchase (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to our share repurchase plan. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Share Repurchases.” Repurchase requests under our share repurchase plan will be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Investor Shares repurchased from a Shareholder if the Investor Shares are repurchased within 24 months of the original issue date of such Shares.

The Company may conduct tender offers for any Excess Shares at a price based on the NAV or a discount to NAV per Share for each applicable class following the settlement of a quarterly share repurchase offer pursuant to our share repurchase plan. There is no guarantee that such Excess Shares will be repurchased and create actual additional liquidity to such Shareholder.
A shareholder’s ability to have its shares repurchased by us is limited.
The Company is designed primarily for long-term investors, and an investment in the Shares should be considered illiquid. The Shares are not currently listed for trading on any securities exchange. There is no public market for the Shares, and none is expected to develop. The Shares therefore are not readily marketable, and shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

We may choose to repurchase fewer Shares than have been requested to be repurchased, in our discretion at any time, and the amount of Shares we may repurchase is subject to caps. Further, the Board may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our Shareholders.

In recognition that a secondary market for the Shares likely will not develop, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. However, we do not expect to make repurchases of our Shares under the share repurchase plan until after December 31, 2023. We may choose to repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer Shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold Infrastructure Assets is a better use of our capital than repurchasing our Shares. In addition, the aggregate NAV of total repurchases is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). If the Company offers to repurchase Excess Shares at a discount to NAV, Shareholders who elect to tender their Shares for repurchase at a discount may receive less than the full value of their Shares.

Further, our Board may make exceptions to, modify, or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. The Board cannot terminate our share repurchase plan absent a liquidity event which results in our Shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all Shares of the Company requested to be repurchased in any given month is not repurchased, funds will be allocated pro rata based on the total number of Shares of the Company being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of Infrastructure Assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that acquiring or continuing to hold Infrastructure Assets rather than repurchasing our Shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer Shares than have been requested to be repurchased pursuant to our share repurchase plan, or none at all, and we may determine not to purchase any Excess Shares pursuant to a tender offer. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its Shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time.

As a result, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Part I, Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Overview—Share Repurchases.”
Economic events that may cause our shareholders to request that we repurchase their shares may materially and adversely affect our cash flows, our results of operations and financial condition.
Economic events could cause our Shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a price based on the NAV per Share for each applicable class or any tender offer for Excess Shares at a price based on the NAV or a discount to NAV per Share for each applicable class, at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
The Company may require a Shareholder to have its shares repurchased at any time in its sole discretion.
The Company may require a Shareholder to surrender and have all or any portion of its Shares repurchased at any time, on 10 days’ prior written notice, if the Company determines that it would be in the interest of the Company, as determined by the Board, on the recommendation of the Repurchase Committee, for the Company to repurchase the Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the Company’s share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion.
Holders of Class R-D Shares, Class R Shares and Class U Shares may have their shares automatically converted to Class D Shares, Class I Shares and Class S Shares, respectively.
The Company expects that holders of Class R-D Shares, Class R Shares and Class U Shares will generally purchase Class R-D Shares, Class R Shares or Class U Shares in connection with select intermediaries that have negotiated selling agreements with the Dealer Manager. Under the terms of the LLC Agreement, if an intermediary fails to arrange for purchases and subscriptions by clients of such intermediary amounting to at least $100 million during the 12-month period following the Initial Offering, holders of Class R-D Shares, Class R Shares or Class U Shares that were purchased through that intermediary will automatically be converted into Class D Shares, Class I Shares and Class S Shares, respectively.

Accordingly, after such a conversion, holders of such converted Shares will bear the Management Fee charged on Class D Shares, Class I Shares or Class S Shares, which is higher than the Management Fee charged on Class R-D Shares, Class R Shares and Class U Shares.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager, which amended and restated the Expense Limitation and Reimbursement Agreement, dated as of October 25, 2022, between the Company and the Manager. The Expense Limitation Agreement includes certain modifications relating to survival of the Company’s obligations upon termination of the Expense Limitation Agreement or dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement.

Each of the Manager and KKR Group Assets Holdings III L.P., the Company’s sole member, is an indirect subsidiary of KKR & Co. Inc.

The foregoing description of the material terms of the Expense Limitation Agreement is qualified in its entirety by reference to the full text of the Expense Limitation Agreement, which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.
Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2023)

4.2*	KKR Repurchase Arrangement

10.1	Dealer-Manager Agreement (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2023)

10.2*	Amended & Restated Expense Limitation and Reimbursement Agreement

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: May 11, 2023	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)