Form 10-Q
period 2023-06-30
KKR Infrastructure Conglomerate LLC
filed 2023-08-14
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

As of July 31, 2023, the registrant had 1,033 Class I Shares, 4,945,869 Class R Shares, 1,912 Class D Shares, 7,331,768 Class U Shares, 5,784,361 Class E Shares, 3,464 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2023, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR Infrastructure Conglomerate LLC
Statements of Assets and Liabilities

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (cost of $444,012,983)	$475,436,262	$—
Cash and cash equivalents	4,246,864	1,000
Prepaids and other assets	279,357	596,300
Deferred offering costs	1,863,354	669,175
Due from Manager	10,167,883	5,434,688
Interest receivable	684,276	—
Total assets	$492,677,996	$6,701,163

Liabilities
Foreign exchange forwards at fair value	$7,507,098	$—
Management fee payable	174,947	—
Accrued performance participation allocation	1,314,650	—
Accrued shareholder servicing fees and distribution fees	8,914,553	—
Other accrued expenses and liabilities	1,203,897	646,100
Due to Manager	5,536,256	—
Organization costs payable	4,610,326	5,384,888
Offering costs payable	1,506,261	669,175
Total liabilities	$30,767,988	$6,700,163

Commitments and contingencies (Note 8)

Net assets	$461,910,008	$1,000

Net assets are comprised of
Class R Shares, 2,957,453 shares authorized, issued and outstanding	$122,181,817	$—
Class U Shares, 5,012,365 shares authorized, issued and outstanding	77,351,017	—
Class E Shares, 9,960,519 shares authorized, issued and outstanding	262,375,066	—
Class G Shares, 40 shares authorized, issued and outstanding	1,054	1,000
Class H Shares, 40 shares authorized, issued and outstanding	1,054	—
Net assets	$461,910,008	$1,000
Shares outstanding	17,930,417	40
Net asset value per share	$25.76	$25.00
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Investment income
Dividend income	$684,305	$684,305
Total investment income	$684,305	$684,305

Operating expenses
Organization costs	$531,354	$3,332,853
General and administration expenses	1,620,855	1,781,955
Deferred offering costs amortization	165,136	165,136
Management fee expense	174,947	174,947
Performance participation allocation	1,314,650	1,314,650
Total operating expenses	$3,806,942	$6,769,541
Less: Expenses reimbursed by Manager	(1,770,596)	(4,733,195)
Net operating expenses	$2,036,346	$2,036,346
Net investment loss before taxes	(1,352,041)	(1,352,041)
Provision for (benefit from) income taxes	—	—
Net investment loss	$(1,352,041)	$(1,352,041)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign exchange forwards
Net change in unrealized appreciation (depreciation) on
Investments	$18,991,779	$18,991,779
Foreign currency translation	12,431,500	12,431,500
Foreign exchange forwards	(7,507,098)	(7,507,098)
Total net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign exchange forwards	$23,916,181	$23,916,181

Net increase in net assets resulting from operations	$22,564,140	$22,564,140
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statements of Changes in Net Assets

	Class R Shares	Class U Shares	Class E Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$1,000	$—	$1,000
Balance at March 31, 2023 (Unaudited)	$—	$—	$—	$1,000	$—	$1,000
Proceeds from the issuance of shares	73,936,315	125,309,123	444,012,983	—	1,000	643,259,421
Repurchases of shares	—	—	(195,000,000)	—	—	(195,000,000)
Accrued shareholder servicing fees and distribution fees	—	(8,914,553)	—	—	—	(8,914,553)
Net investment income (loss)	(530,046)	(898,411)	76,414	1	1	(1,352,041)
Net change in unrealized appreciation (depreciation) on investments	3,132,514	5,309,064	10,550,117	42	42	18,991,779
Net change in unrealized appreciation (depreciation) on foreign currency translation	2,050,459	3,475,168	6,905,817	28	28	12,431,500
Net change in unrealized appreciation (depreciation) on foreign exchange forwards	(1,238,225)	(2,098,574)	(4,170,265)	(17)	(17)	(7,507,098)
Balance at June 30, 2023 (Unaudited)	$77,351,017	$122,181,817	$262,375,066	$1,054	$1,054	$461,910,008
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023
Operating activities
Net increase in net assets from operations	$22,564,140
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Deferred offering costs amortization	165,136
Net change in unrealized appreciation on investments	(18,991,779)
Net change in unrealized appreciation on foreign currency translation	(12,431,500)
Net change in unrealized depreciation on foreign exchange forwards	7,507,098
Changes in operating assets and liabilities:
Decrease in prepaids and other assets	316,943
(Increase) in deferred offering costs	(1,359,315)
(Increase) in due from Manager	(4,733,195)
(Increase) in interest receivable	(684,276)
Increase in management fee payable	174,947
Increase in accrued performance participation allocation	1,314,650
Increase in other accrued expenses and liabilities	557,797
Increase in due to Manager	5,536,256
(Decrease) in organization costs payable	(774,562)
Increase in offering costs payable	837,086
Net cash used in operating activities	(574)
Financing activities
Proceeds from issuance of shares	199,246,438
Payment on repurchases of shares	(195,000,000)
Net cash provided by financing activities	4,246,438
Net increase in cash and cash equivalents	4,245,864
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$4,246,864
Supplemental disclosure of cash flow information
Shares issued in exchange for Infrastructure Assets	$444,012,983
See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Schedule of Investments (Unaudited) as of June 30, 2023

Issuer	Asset	Sector	Country	Valuation Level	Currency	Settlement Date	Notional	Cost	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Materials	Netherlands	Level III	EUR	N/A	N/A	$147,583,268	$163,914,227	35.5%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Utilities	France	Level III	EUR	N/A	N/A	$156,457,043	$162,270,367	35.1%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy	Canada	Level III	CAD	N/A	N/A	$139,972,672	$149,251,668	32.3%
Total Infrastructure Assets								$444,012,983	$475,436,262	102.9%

Foreign Exchange Forwards
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	$91,000,000	$—	$(1,457,925)	(0.3)%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	$91,000,000	$—	$(1,435,338)	(0.3)%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	$123,000,000	$—	$(2,322,293)	(0.5)%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	$123,000,000	$—	$(2,291,542)	(0.5)%
Total Foreign Exchange Forwards								$—	$(7,507,098)	(1.6)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$4,245,835	$4,245,835	0.9%
JPMorgan U.S. Government Money Market Fund		N/A	N/A	Level I	USD	N/A	N/A	$1,029	$1,029	—%
Total Investments in Money Market Funds								$4,246,864	$4,246,864	0.9%

Total Investments								$448,259,847	$472,176,028	102.2%

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Notes to Financial Statements (Unaudited)
1.Organization
KKR Infrastructure Conglomerate LLC (“K-INFRA” and the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”). The Company commenced principal operations on June 1, 2023.
K-INFRA conducts a continuous private offering of its investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares or Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

Holders of Investor Shares have equal rights and privileges with each other, except that Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares do not pay a sales load or dealer-manager fees and the Company does not pay any servicing or distribution fees with respect to Class I Shares or Class R Shares or any distribution fees with respect to the Class D Shares or Class R-D Shares.

The Company is sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and benefits from KKR’s infrastructure sourcing and management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”).
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. As of December 31, 2022, statement of changes in net assets, statement of cash flows, schedule of investments and financial highlights have not been presented because the Company had not commenced operations.
The Company’s financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification 946, Financial Services—Investment Companies (“ASC 946”).

Cash and Cash Equivalents
Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of June 30, 2023, the Company was invested in the JPMorgan U.S. Government Money Market Fund and the Morgan Stanley Institutional Liquidity Funds Government Portfolio. As of December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.
Foreign Currency Translation

The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency-denominated investments and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on foreign currency translation on investments denominated in foreign currencies in the Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the three and six months ended June 30, 2023, the Company incurred organization costs of $531,354 and $3,332,853, respectively.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (as defined below) are amortized over the first twelve months of operations on a straight-line basis. For the six months ended June 30, 2023 and for the period from September 23, 2022 (date of formation) to December 31, 2022, the total amount of the offering costs incurred by the Company was $1,982,628 and $669,175, respectively. For the three and six months ended June 30, 2023, the Company recognized $165,136 in deferred offering costs amortization.
Valuation of Investments at Fair Value
ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of investments.
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
Assets and liabilities recorded at fair value on the Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level II — Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Valuation of Infrastructure Assets” in this Quarterly Report on Form 10-Q.

Income Taxes
The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as shareholders in a corporation, and the Company would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Calculation of Net Asset Value

Net asset value ("NAV") by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Revenue Recognition

Dividend income from our Infrastructure Assets is recorded on the date when cash is received by the relevant Infrastructure Assets, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an Infrastructure Asset is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Performance Participation Allocation

Under the Second Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see Note 5. Related Party Transactions, below for further detail. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. A Performance Participation Allocation accrual of $1,314,650 was recorded as of June 30, 2023 in the Statements of Assets and Liabilities. No Performance Participation Allocation accrual was recorded as of December 31, 2022. The Performance Participation Allocation recorded in the Statements of Operations for the three and six months ended June 30, 2023 is $1,314,650.

Derivative Instruments

The Company enters into forward foreign currency contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Asset transactions. A forward foreign currency contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized appreciation or depreciation. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a forward foreign currency contract is closed, through either delivery or offset by entering into another forward foreign currency contract, the Company recognizes a realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Forward foreign currency contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the forward foreign currency contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of June 30, 2023, the fair value of foreign exchange forwards was $7,507,098 and is recorded in the Statement of Assets and Liabilities as a liability and is located on the Schedule of Investments by contract. For the three and six months ended June 30, 2023, the change in net unrealized depreciation on foreign exchange forwards was $7,507,098 and is located on the Schedule of Investments by contract.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
3.Investments
As of June 30, 2023, the Company held interest in Infrastructure Assets, as follows:

Refresco Group B.V.

As of June 30, 2023, the Company indirectly holds an equity interest in Refresco Group B.V. (“Refresco”). Refresco is based in Rotterdam, Netherlands and provides end-to-end beverage manufacturing to leading brands and retailers in Europe, North America and Australia from its locations across the regions.

Albioma SA

As of June 30, 2023, the Company indirectly holds an equity interest in Albioma SA (“Albioma”). Albioma is based in France and is an independent renewable energy producer and a significant contributor to the energy transition in the French Overseas territories.

Pembina Gas Infrastructure Inc.

As of June 30, 2023, the Company indirectly holds an equity interest in Pembina Gas Infrastructure Inc. (“PGI”). PGI is based in Western Canada and gathers, processes and transports natural gas.

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the above Infrastructure Assets in the aggregate in which the Company has an indirect equity interest for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2023 (Unaudited)
Revenues	$2,174,011,886	$4,145,275,025
Expenses	2,103,668,382	4,100,037,350
Income before taxes	70,343,504	45,237,675
Income tax expense	17,334,891	27,080,613
Consolidated net income	53,008,613	18,157,062
Net loss attributable to non-controlling interests	(4,028,862)	(7,463,476)
Net income	$48,979,751	$10,693,586

4.Fair Value Measurements - Investments
The following table presents fair value measurements of Investments, by major class, as of June 30, 2023, according to the fair value hierarchy:

	Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$475,436,262	$475,436,262
Foreign exchange forwards	—	(7,507,098)	—	(7,507,098)
Investments in Money Market Funds	4,246,864	—	—	4,246,864
Total	$4,246,864	$(7,507,098)	$475,436,262	$472,176,028

The following table provides a reconciliation of the beginning and ending balances for Investments that use Level III inputs for the six months ended June 30, 2023:

Investments	Balance as of December 31, 2022	Purchases	Net change in unrealized appreciation (depreciation) on investments	Net change in unrealized appreciation (depreciation) on foreign currency translation	Balance as of June 30, 2023
Infrastructure Assets	$—	$444,012,983	$18,991,779	$12,431,500	$475,436,262
Total	$—	$444,012,983	$18,991,779	$12,431,500	$475,436,262

The total change in unrealized appreciation included in the statements of operations within net change in unrealized appreciation (depreciation) on investments for the six months ended June 30, 2023 attributable to Level III investments and foreign currency translation still held at June 30, 2023 was $18,991,779 and $12,431,500, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of June 30, 2023:

Level III Assets	Fair Value June 30, 2023	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$475,436,262	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
			Weight Ascribed to Market Comparables	16.4%	—% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	83.6%	75.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	—	Not applicable	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.7x	10.3x - 11.0x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	8.3%	6.7% - 10.1%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	10.3x	9.5x - 11.5x	Increase

(1) In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments. “LTM” means Last Twelve Months.

(2) Inputs are weighted based on fair value of the investments included in the range.

(3) Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

(4) The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.

(5) The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach and transaction price approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach and transaction price approach.

(6) The directional change from an increase in the weight ascribed to the transaction price approach would increase the fair value of the Level III investments if the transaction price approach results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price approach results in a lower valuation than the market comparables approach and discounted cash flow approach.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by the Manager’s independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets.

5.Related Party Transactions
Initial Capital Contribution

On October 25, 2022, KKR made an initial capital contribution that resulted in the issuance of 40 Class G Shares of the Company at an aggregate purchase price of $1,000 to KKR Group Asset Holdings III L.P., an indirect subsidiary of KKR.

Infrastructure Assets
On June 1, 2023 and June 2, 2023, the Company issued to KKR Alternative Assets LLC, an indirect subsidiary of KKR, a total of 17,760,519 Class E Shares of the Company at $25.00 per Class E Share for aggregate consideration of $444,012,983 in exchange for the contribution to the Company of ownership interests in (i) Refresco, a beverage contract manufacturer, (ii) Albioma, a renewable energy producer and (iii) PGI, a midstream platform.

Class H Shares Issuance

On June 30, 2023, the Company issued to K-INFRA GP LLC, an indirect subsidiary of KKR, a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1,000.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.

Repurchase of Class E Shares Held by KKR

On June 30, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective April 28, 2023 (the “KKR Share Repurchase Arrangement”), the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, for an aggregate purchase price of $195,000,000.

Management Agreement
On May 26, 2023, the Company entered into a management agreement with the Manager (“Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board of Directors (the “Board”).

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following the acceptance of the initial subscription for Shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares and Class R Shares (provided that such Class U Shares, Class R-D Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses.

For the three and six months ended June 30, 2023, the Manager earned $174,947 in Management Fees. As of June 30, 2023, the Company owed $174,947 to the Manager for Management Fees, which amounts are included in the Management Fee payable on the Statements of Assets and Liabilities.

Performance Participation Allocation
Under the LLC Agreement, for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company.

KKR is allocated a “Performance Participation Allocation” equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-

rating for partial periods). KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period (as defined in the LLC Agreement) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

The Statements of Operations reflect a $1,314,650 Performance Participation Allocation for the three and six months ended June 30, 2023.

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

The Manager remits payment of the on-going Distribution Fees and Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares and Class R-D Shares. As of June 30, 2023, the Company has accrued $8,914,553 of Servicing Fees and Distribution Fees payable to the Dealer Manager related to the Class U shares sold.
Expense Limitation and Reimbursement Agreement
On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager, which amended and restated the Expense Limitation and Reimbursement Agreement, dated as of October 25, 2022, between the Company and the Manager. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement will be in effect through and including December 31, 2023, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. Under the Expense Limitation Agreement, the Company has agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

As of June 30, 2023, the Manager agreed to reimburse expenses of $1,770,596 and $4,733,195 incurred by the Company for the three and six months ended June 30, 2023, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. As of June 30, 2023, the Company recorded $10,167,883 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $5,536,256 as Due to Manager related to amounts paid by the Manager on behalf of the Company.
As of June 30, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Dealer-Manager Agreement

On April 27, 2023, the Company entered into a Dealer-Manager Agreement (the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”).

Pursuant to the Dealer-Manager Agreement, the Dealer-Manager will solicit sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum (the “PPM”) and will provide certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer-Manager will receive certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the PPM.
6.Shareholders’ Equity

On June 1, 2023, the Company issued and sold the following Investor Shares of the Company to third-party investors for cash:

Class	Number of Shares Sold (1)	Consideration (1)
Class R Shares	2,957,453	$73,936,315
Class U Shares	5,012,365	$125,309,123

(1) Share and dollar amounts are rounded to the nearest whole number.

The following table is a summary of the Shares issued and repurchased during the period ended and outstanding as of June 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Sold During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2023
Class R Shares	—	2,957,453	—	2,957,453
Class U Shares	—	5,012,365	—	5,012,365
Class E Shares	—	17,760,519	(7,800,000)	9,960,519
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	25,730,377	(7,800,000)	17,930,417

The proceeds from Shares sold and the aggregate purchase price of Shares repurchased pursuant to the KKR Share Repurchase Arrangement for each class of Shares for the six months ended June 30, 2023 were as follows:

	Class R Shares	Class U Shares	Class E Shares	Class G Shares	Class H Shares	Total
For the six months ended June 30, 2023:
Proceeds from Shares Sold	$73,936,315	$125,309,123	$444,012,983	$—	$1,000	$643,259,421
Aggregate purchase price of Shares repurchased	$—	$—	$(195,000,000)	$—	$—	$(195,000,000)

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of our Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, all outstanding Class S and Class U Shares will be subject to a dealer manager fee, and Class S, Class D, Class U and Class R-D Shares, including those purchased under our DRIP, will be subject to ongoing Servicing Fees.

As of June 30, 2023, the Company did not issue any Shares under the DRIP.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S, Class D, Class U, Class I, Class R-D, Class R or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

As of June 30, 2023, the Company did not repurchase any Shares under the share repurchase plan.

Repurchase Arrangement for Class E Shares held by KKR

On the last calendar day of each month the Company expects to offer to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (as defined below)) of Shares repurchased by the Company during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

Notwithstanding the foregoing, no repurchase offer will be made to KKR during any month in which (1) the 5% quarterly repurchase limitation of its share repurchase plan has been decreased or (2) the full amount of all Shares requested to be repurchased under our share repurchase plan is not repurchased. Additionally, the Company may elect not to offer to repurchase shares from KKR, or may offer to purchase less than the Monthly Repurchase Amount, if, in the Company’s judgment, the Company determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole. Further, the Company’s Board may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the Company’s best interests and the best interests of its Shareholders. KKR will not request that its Class E Shares be repurchased under our share repurchase plan.

On June 30, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per share, for an aggregate purchase price of $195,000,000.
7.Distributions
The Company did not declare or pay any distributions for the three and six months ended June 30, 2023.
8.Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Indemnification
Under the LLC Agreement and organizational documents, the members of the Board, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023:

	Class R Shares	Class U Shares	Class E Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—	$—	$—	$25.00	$—
Proceeds from the issuance of shares, net	25.00	25.00	25.00	—	25.00
Accrued shareholder servicing fees and distribution fees	—	(1.78)	—	—	—
Net investment (loss) income	(0.18)	(0.18)	0.01	0.03	0.03
Net change in unrealized appreciation on investments	1.06	1.06	1.06	1.05	1.05
Net change in unrealized appreciation on foreign currency translation	0.69	0.69	0.69	0.70	0.70
Net change in unrealized depreciation on foreign exchange forwards	(0.42)	(0.42)	(0.42)	(0.43)	(0.43)
Net increase (decrease) in net assets attributed to shareholders	$1.15	$(0.63)	$1.34	$1.35	$1.35
Net asset value per share at the end of period (June 30, 2023)	$26.15	$24.37	$26.34	$26.35	$26.35
Shareholders' equity at end of period	$77,351,017	$122,181,817	$262,375,066	$1,054	$1,054
Shares outstanding at end of period	2,957,453	5,012,365	9,960,519	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value at end of period: (3)
Total operating expenses before Performance Participation Allocation	(0.20)%	(0.22)%	(0.12)%	(0.12)%	(0.12)%
Total operating expenses before expenses reimbursed by Manager (4)	(1.21)%	(1.30)%	(0.49)%	(0.49)%	(0.49)%
Total operating expenses after expenses reimbursed by Manager (4)	(0.83)%	(0.89)%	(0.12)%	(0.12)%	(0.12)%
Total operating expenses after Performance Participation Allocation (5)	(0.83)%	(0.89)%	(0.12)%	(0.12)%	(0.12)%
Net investment income (loss)	(0.69)%	(0.74)%	0.03%	0.03%	0.03%
Total return attributed to Shares based on net asset value (2)	4.62%	(2.50)%	5.37%	5.40%	5.40%

(1) The per share amounts presented are based on the number of shares outstanding at the end of the period.

(2) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 5. Related Party Transactions. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares. The Company did not declare or pay any distributions for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023.

(3) Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.

(4) Ratios presented after accounting for the accrual of the Performance Participation Allocation.

(5) Ratios presented after expenses reimbursed by Manager.

10.Subsequent Events
Unregistered Sale of Equity Securities

As of July 1, 2023, the Company issued and sold the following Investor Shares of the Company (with the final number of shares being determined on July 25, 2023) to third party investors for cash:

Class	Number of Shares Sold (1)	Consideration (1)
Class U Shares	2,319,403	$60,629,208
Class R Shares	1,988,416	$51,997,081
Class D Shares	1,912	$50,000
Class I Shares	1,033	$27,000

(1) Share and dollar amounts are rounded to the nearest whole number.

Declaration of a Distribution

On July 31, 2023, the Company declared distributions on the following classes of the Company’s shares in the amount per share set forth below:

Class	Net Distribution
Class U Shares	$0.0415
Class R Shares	$0.0600
Class D Shares	$0.0546
Class I Shares	$0.0600
Class E Shares	$0.0600

The distributions for each class of shares are payable to holders of record at the close of business on July 31, 2023 and will be paid on or about October 24, 2023. The net distributions will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan.

Repurchase of Class E Shares Held by KKR

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per Class E Share, for an aggregate purchase price of $110,000,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
KKR Infrastructure Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”). Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.
We are sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expect to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement (the “Management Agreement”) entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”).

We have been established by KKR to control and manage joint ventures (“Joint Ventures”) that, directly or indirectly, own majority stakes in Infrastructure Assets, as well as Joint Ventures that own influential yet non-majority stakes in Infrastructure Assets. We acquire, own and control Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from future offerings of our securities, distributions from Infrastructure Assets, and opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form joint ventures by pooling capital with KKR Vehicles (as defined below) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. We believe that a joint acquisition and management strategy between the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over Infrastructure Assets and to deploy an operations-oriented management approach to value creation. We plan to own all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned operating subsidiaries. We expect to hold our Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships.

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) in each case in order to provide us with income, facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines.

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
We conduct a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer six classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares or Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions, ongoing shareholder servicing fees and distribution fees.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager, KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including special situations and private credit strategies such as direct lending and private opportunistic credit (or mezzanine) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S, Class D, Class U, Class I, Class R-D, Class R or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. If our Board determines, on the recommendation of the Repurchase Committee of the Company, that we should not repurchase Shares, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets.
Infrastructure Assets Activity

On June 1, 2023 and June 2, 2023, the Company issued to KKR Alternative Assets LLC (an indirect subsidiary of KKR & Co. Inc.) a total of 17,760,519 Class E Shares of the Company at $25.00 per Class E Share for aggregate consideration of $444,012,983 in exchange for the contribution to the Company of ownership interests in (i) Refresco Group B.V. (“Refresco”), a beverage contract manufacturer, (ii) Albioma SA (“Albioma”), a renewable energy producer and (iii) Pembina Gas Infrastructure Inc. (“PGI”), a midstream platform. As of June 30, 2023, these businesses are comprised of approximately 102 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. As of June 30, 2023, approximately 54%, 45% and 1% of the allocable share of our Infrastructure Assets’ operations were in Europe, North America and Other, respectively.

As of June 30, 2023, the Company held interests in Infrastructure Assets, as follows:

Refresco

As of June 30, 2023, the Company indirectly holds an equity interest in Refresco. Refresco is based in Rotterdam, Netherlands and provides end-to-end beverage manufacturing to leading brands and retailers in Europe, North America and Australia from its locations across the regions.

Albioma

As of June 30, 2023, the Company indirectly holds an equity interest in Albioma. Albioma is based in France and is an independent renewable energy producer and a significant contributor to the energy transition in the French Overseas territories.

PGI

As of June 30, 2023, the Company indirectly holds an equity interest in PGI. PGI is based in Western Canada and gathers, processes and transports natural gas with a combined capacity of 5 billion cubic feet per day.
Results of Operations
From October 25, 2022 (date of our initial capitalization) through June 1, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 29, 2022.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with our activities.
A discussion of the results of operations for the three and six months ended June 30, 2023 is as follows:

Investment Income

We plan to generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our financial statements differs from the traditional presentation shown in the financial statements of entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see in financial statements not prepared in accordance with ASC 946.

Dividend income from our Infrastructure Assets is recorded on the date when cash is received by the relevant Infrastructure Asset, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an Infrastructure Asset is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the three and six months ended June 30, 2023, the Company recorded $684,305 of dividend income from money market funds with financial institutions.

Expenses

For the three and six months ended June 30, 2023, we incurred $3,806,942 and $6,769,541 in operating expenses, respectively.

For the three and six months ended June 30, 2023, we incurred $531,354 and $3,332,853 in organization costs, respectively

For the three and six months ended June 30, 2023, the Manager earned $174,947 in Management Fees. The financial statements reflect a $1,314,650 Performance Participation Allocation, pursuant to the LLC Agreement (the “Performance Participation Allocation”), for the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2023, the net investment loss was $1,352,041. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

Going forward, we expect our primary expenses to be the payment of a Management Fee pursuant to the Management Agreement, as well as a Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Change in Realized and Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Exchange Forwards

Net realized and unrealized appreciation and depreciation from our investments and net realized and unrealized appreciation and depreciation of foreign exchange translation of assets and liabilities denominated in foreign currencies are reported separately on the Statements of Operations. We measure realized appreciation or depreciation as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three and six months ended June 30, 2023, we did not recognize a realized appreciation or depreciation. We recorded a net change in unrealized appreciation of $23,916,181 for the three and six months ended June 30, 2023. This net change in unrealized appreciation for the three and six months ended June 30, 2023 includes $18,991,779 of unrealized appreciation on investments related to the change in value of Infrastructure Assets; $12,431,500 of unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $7,507,098 of unrealized depreciation on foreign exchange forwards.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $22,564,140. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency translation, partially offset by a net investment loss during the period and unrealized depreciation related to the change in value of foreign exchange forwards.

Investment Company Accounting Considerations

Since the Company’s financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our Infrastructure Assets quarterly. When valuing our Infrastructure Assets, net operating earnings generated at the Infrastructure Assets level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our Infrastructure Assets may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our Infrastructure Assets are held in tax partnership structures, or in related entities with bank-financed Infrastructure Assets level debt, the Company may be contractually limited in its ability to make dividend distributions from Infrastructure Assets to the Company. Since Infrastructure Assets are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by an Infrastructure Asset may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment loss on the Statements of Operations.

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our transactional net asset value (“Transactional Net Asset Value”) is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with GAAP. The following tables includes the net asset value of outstanding Shares as of June 30, 2023. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2023:

Components of Transactional Net Asset Value	June 30, 2023
Investments at fair value (cost of $444,012,983)	$475,436,262
Cash and cash equivalents	4,246,864
Other assets	12,994,870
Other liabilities	(20,363,838)
Accrued performance participation allocation	(1,314,650)
Management fee payable	(174,947)
Accrued shareholder servicing fees and distribution fees (1)	(92,860)
Net Asset Value	$470,731,701
Number of outstanding shares	17,930,417

(1) Shareholder servicing fees apply only to Class S, Class U, Class D and Class R-D Shares. Distribution fees apply only to Class S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S, Class U, Class D and Class R-D Shares. As of June 30, 2023, we have accrued under GAAP $8,821,693 of shareholder servicing fees and distribution fees payable to the dealer manager related to the Class U Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2023:

Transactional Net Asset Value Per Share	Class R Shares	Class U Shares	Class E Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$77,351,017	$131,003,510	$262,375,066	$1,054	$1,054	$470,731,701
Number of outstanding shares	2,957,453	5,012,365	9,960,519	40	40	17,930,417
Transactional Net Asset Value per Share as of June 30, 2023	$26.15	$26.14	$26.34	$26.35	$26.35
Transactional Net Asset Value Total Return (2)	4.62%	4.54%	5.37%	5.40%	5.40%

(2) Transactional Net Asset Value Total Return is calculated for each share class as the change in the Transactional Net Asset Value per Share for such share class for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023, plus any distributions per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares. The Company did not declare or pay any distributions for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023.

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

June 30, 2023
GAAP Net Asset Value	$461,910,008
Adjustment:
Accrued shareholder servicing fees	8,821,693
Transactional Net Asset Value	$470,731,701

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of June 30, 2023:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.0%	5.0% - 5.0%
	Weight Ascribed to Market Comparables	16.4%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	83.6%	75.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	—	Not applicable

Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.7x	10.3x - 11.0x

Discounted Cash Flow	Weighted Average Cost of Capital	8.3%	6.7% - 10.1%
	Enterprise Value / LTM EBITDA Exit Multiple	10.3x	9.5x - 11.5x

(1) In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments. “LTM” means Last Twelve Months.

(2) Inputs are weighted based on fair value of the investments included in the range.

The Manager is ultimately responsible for our NAV calculations.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values:

Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital	0.25% decrease	+2.25%
	0.25% increase	-2.45%

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

The Company enters into forward foreign currency contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Assets transactions. A forward foreign currency contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a forward foreign currency contract is closed, through either delivery or offset by entering into another forward foreign currency contract, the Company recognizes a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Forward foreign currency contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the forward foreign currency contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of June 30, 2023, the fair value of foreign exchange forwards was $7,507,098 and is recorded in the Statement of Assets and Liabilities as a liability and is located on the Schedule of Investments by contract. For the three and six months ended June 30, 2023, the change in net unrealized depreciation on foreign exchange forwards was $7,507,098 and is located on the Schedule of Investments by contract.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
Liquidity and Capital Resources
As of June 30, 2023, the Company had $4,246,864 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations. The Company may continue to issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (the “KKR Share Repurchase Arrangement”)), the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2023:

Cash flows from:	Six Months Ended June 30, 2023
Operating activities	$(574)
Financing activities	4,246,438
Net increase in cash and cash equivalents	$4,245,864

Cash used in operating activities

Our cash flow used in operating activities was $574 for the six months ended June 30, 2023. Our net increase in net assets resulting from operations was $22,564,140 for the six months ended June 30, 2023, which reflects an increase in the value of our Infrastructure Assets, partially offset by certain operating expenses.

Cash provided by financing activities

Our cash flow provided by financing activities was $4,246,438 for the six months ended June 30, 2023, which reflects the proceeds from the sale of Shares pursuant to our Private Offering, offset by our purchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement.
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Infrastructure Assets

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager will value Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

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
Contractual Obligations
See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks primarily relates to movements in the fair value of Infrastructure Assets. The fair value of Infrastructure Assets may fluctuate in response to changes in the values of Infrastructure Assets, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2023 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of June 30, 2023, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $47,543,626, if not offset by other factors.

Exchange Rate Risk

We hold Infrastructure Assets denominated in currencies other than the U.S. dollar. Those Infrastructure Assets expose us to the risk that the value of the Infrastructure Assets will be affected by changes in exchange rates between the currency in which the Infrastructure Assets are denominated and the currency in which the Infrastructure Assets are made. Our policy is to reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our Infrastructure Assets are denominated (including euros and Canadian dollars), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net increase or decrease in net assets resulting from operations.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of June 30, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $5,163,591, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations, particularly our Level III Infrastructure Assets, and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our Infrastructure Assets that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those Infrastructure Assets would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain Infrastructure Assets if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those Infrastructure Assets that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2023, we had no indebtedness.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In these agreements, we depend on these counterparties to make payment or otherwise perform. We generally endeavor to reduce our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In addition, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Hedging Activities” in this Quarterly Report on Form 10-Q for a discussion of the Company’s hedging transactions.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. There have been no material changes to the risk factors previously disclosed in such filings.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Trademark License Agreement

On August 9, 2023, the Company entered into a Trademark License Agreement with Kohlberg Kravis Roberts & Co. L.P. (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, Kohlberg Kravis Roberts & Co. L.P. granted the Company a license to use the service mark, corporate name and trade name “KKR,” subject to the terms of such agreement.

The foregoing description of material terms of the Trademark License Agreement is qualified in its entirety by reference to the full text of the Trademark License Agreement, which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

Global Custody Agreement

On August 11, 2023, K-INFRA Liquidity Designated Activity Company (the “Liquidity DAC”), a subsidiary of the Company, entered into a Global Custody Agreement (the “Global Custody Agreement”) with The Bank of New York Mellon Trust Company, National Association, as Custodian (the “Global Custodian”).

Pursuant to the Global Custody Agreement, the Global Custodian shall maintain custody of cash and securities deposited by the Liquidity DAC. The Liquidity DAC shall pay the Global Custodian fees for such services as may be agreed upon from time to time during the term of the agreement, as well as reimbursement of certain expenses. The Global Custody Agreement will continue in effect unless the Liquidity DAC provides the Global Custodian 30 days’ written notice of termination or the Global Custodian provides the Liquidity DAC 90 days’ written notice of termination.

The foregoing description of the material terms of the Global Custody Agreement is qualified in its entirety by reference to the full text of the Global Custody Agreement, which is filed herewith as Exhibit 10.4 and is incorporated herein by reference.

Appointment of General Counsel & Secretary

On August 1, 2023, Sung Bum Cho was appointed as General Counsel & Secretary of the Company. He succeeds Jason Carss, who remains with the Company as Assistant Secretary.
Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.1	Management Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.2	Dealer-Manager Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2023)

10.3	Trademark License Agreement, between Kohlberg Kravis Roberts & Co. L.P. and KKR Infrastructure Conglomerate LLC, effective August 9, 2023

10.4	Global Custody Agreement, between K-INFRA Liquidity Designated Activity Company and The Bank of New York Mellon Trust Company, National Association, dated as of August 11, 2023

10.5	Form of Indemnification Agreement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: August 14, 2023	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)