Form 10-Q
period 2023-09-30
KKR Infrastructure Conglomerate LLC
filed 2023-11-14
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of October 31, 2023, the registrant had 57,739 Class I Shares, 21,573,088 Class U Shares, 122,593 Class R-D Shares, 13,340,995 Class R Shares, 380 Class D Shares, 40 Class E Shares, 49,827 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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

Part I.    Financial Information
Item 1.    Financial Statements
KKR Infrastructure Conglomerate LLC
Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (cost of $456,513)	$479,549	$—
Cash and cash equivalents	302,066	1
Prepaids and other assets	116	596
Deferred offering costs	1,321	669
Due from Manager	14,074	5,435
Dividends receivable	1,297	—
Unrealized appreciation on foreign currency forward contracts	6,270	—
Total assets	$804,693	$6,701

Liabilities
Management fee payable	$306	$—
Accrued performance participation allocation	2,595	—
Accrued shareholder servicing fees and distribution fees	31,793	—
Distributions payable	4,821	—
Directors fees and expenses payable	115	—
Other accrued expenses and liabilities	4,049	646
Due to Manager	7,376	—
Organization costs payable	4,231	5,385
Offering costs payable	1,495	669
Total liabilities	$56,781	$6,700

Commitments and contingencies (Note 8)

Net assets	$747,912	$1

Net assets are comprised of
Class I Shares, 41,465 shares authorized, issued and outstanding	$1,091	$—
Class U Shares, 18,152,960 shares authorized, issued and outstanding	446,105	—
Class R Shares, 11,391,774 shares authorized, issued and outstanding	299,612	—
Class D Shares, 4,509 shares authorized, issued and outstanding	117	—
Class F Shares, 36,944 shares authorized, issued and outstanding	985	—
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	—
Net assets	$747,912	$1
Shares outstanding	29,627,732	40
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statements of Operations (Unaudited)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Investment income
Dividend income	$7,884	$—	$8,568	$—
Total investment income	$7,884	$—	$8,568	$—

Operating expenses
Organization costs	$—	$3,638	$3,333	$3,638
General and administration expenses	4,595	—	6,261	—
Directors fees and expenses	115	—	230
Deferred offering costs amortization	495	—	661	—
Management fee expense, net	1,018	—	1,193	—
Performance participation allocation	1,281	—	2,595	—
Total operating expenses	$7,504	$3,638	$14,273	$3,638
Less: Expenses reimbursed by Manager	(3,906)	(3,638)	(8,640)	(3,638)
Net operating expenses	$3,598	$—	$5,633	$—
Net investment income before taxes	4,286	—	2,935	—
Provision for (benefit from) income taxes	—	—	—	—
Net investment income	$4,286	$—	$2,935	$—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) on
Investments	$4,893	$—	$23,885	$—
Foreign currency translation	(13,281)	—	(849)	—
Foreign currency forward contracts	13,777	—	6,270	—
Total net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts	$5,389	$—	$29,306	$—

Net increase in net assets resulting from operations	$9,675	$—	$32,241	$—

(1) Represents the period from September 23, 2022 (date of formation) to September 30, 2022.

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statements of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$1	$—	$1
Balance at March 31, 2023 (Unaudited)	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	—	125,309	73,936	—	444,013	—	—	1	643,259
Repurchases of shares	—	—	—	—	(195,000)	—	—	—	(195,000)
Accrued shareholder servicing fees and distribution fees	—	(8,915)	—	—	—	—	—	—	(8,915)
Net investment (loss) income	—	(898)	(530)	—	76	—	—	—	(1,352)
Net change in unrealized appreciation on investments	—	5,309	3,133	—	10,550	—	—	—	18,992
Net change in unrealized appreciation on foreign currency translation	—	3,476	2,050	—	6,906	—	—	—	12,432
Net change in unrealized depreciation on foreign currency forward contracts	—	(2,099)	(1,238)	—	(4,170)	—	—	—	(7,507)
Balance at June 30, 2023 (Unaudited)	$—	$122,182	$77,351	$—	$262,375	$—	$1	$1	$461,910
Consideration from the issuance of shares	1,086	343,780	220,790	118	—	979	—	—	566,753
Repurchases of shares	—	—	—	—	(262,727)	—	—	—	(262,727)
Accrued shareholder servicing fees and distribution fees	—	(22,876)	—	(2)	—	—	—	—	(22,878)
Distributions declared	(5)	(2,455)	(2,009)	(1)	(347)	(4)	—	—	(4,821)
Net investment income	7	2,621	1,633	1	16	8	—	—	4,286
Net change in unrealized appreciation on investments	3	2,722	1,750	1	415	2	—	—	4,893
Net change in unrealized (depreciation) appreciation on foreign currency translation	(16)	(8,744)	(5,487)	(2)	980	(12)	—	—	(13,281)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	16	8,875	5,584	2	(712)	12	—	—	13,777
Balance at September 30, 2023 (Unaudited)	$1,091	$446,105	$299,612	$117	$—	$985	$1	$1	$747,912
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Statement of Cash Flows (Unaudited)

(Amounts in Thousands)

For the Nine Months Ended September 30, 2023
Operating activities
Net increase in net assets from operations	$32,241
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management Fees	888
Class F Shares issued as payment of directors fees and expenses	91
Deferred offering costs amortization	661
Acquisition of Infrastructure Assets	(12,500)
Net change in unrealized appreciation on investments	(23,885)
Net change in unrealized depreciation on foreign currency translation	849
Net change in unrealized appreciation on foreign currency forward contracts	(6,270)
Changes in operating assets and liabilities:
Decrease in prepaids and other assets	480
(Increase) in deferred offering costs	(1,315)
(Increase) in due from Manager	(8,639)
(Increase) in dividends receivable	(1,297)
Increase in management fee payable	306
Increase in accrued performance participation allocation	2,595
Increase in directors fees and expenses payable	115
Increase in other accrued expenses and liabilities	3,403
Increase in due to Manager	7,376
Decrease in organization costs payable	(1,154)
Increase in offering costs payable	826
Net cash used in operating activities	(5,229)
Financing activities
Proceeds from issuance of shares	765,021
Payment on repurchases of shares	(457,727)
Net cash provided by financing activities	307,294
Net increase in cash and cash equivalents	302,065
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$302,066
Supplemental disclosure of cash flow information
Shares issued in exchange for interests in Infrastructure Assets	$444,013
See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Schedule of Investments (Unaudited) as of September 30, 2023

(Amounts in Thousands)

Issuer	Asset	Industry	Geography	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Materials	EMEA	Level III	EUR	N/A	N/A	$160,313	21.4%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Utilities	EMEA	Level III	EUR	N/A	N/A	161,846	21.6%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy	North America	Level III	CAD	N/A	N/A	144,890	19.4%
Other Infrastructure Assets		Energy	North America	Level III	USD	N/A	N/A	12,500	1.7%
Total Infrastructure Assets Investments (cost of $456,513)								$479,549	64.1%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	$345	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	368	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	2,564	0.3%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	2,595	0.3%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	9,000	398	0.1%
Total Foreign Currency Forward Contracts								$6,270	0.7%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$296,791	39.7%
JPMorgan U.S. Government Money Market Fund		N/A	N/A	Level I	USD	N/A	N/A	1	—%
Total Investments in Money Market Funds (cost of $296,792)								$296,792	39.7%

Total Investments and Cash Equivalents (cost of $753,305)								$782,611	104.5%

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Notes to Financial Statements (Unaudited)

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)
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
K-INFRA conducts a continuous private offering of its investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

Holders of Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) have equal rights and privileges with each other and, except for the Class G Shares, no class of shares will have any rights, powers or preferences with respect to determining the number of directors constituting the entire Board of Directors the (“Board”) or the appointment, election, or removal of any directors of officers of the Company. Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”), through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. The KKR Shares are not subject to the Management Fee (as defined herein) or the Performance Participation Allocation (as defined herein), and are not subject to any servicing or distribution fees.

The Company is sponsored by KKR and benefits from KKR’s infrastructure sourcing and management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”).
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

Cash and Cash Equivalents
Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of September 30, 2023, the Company was invested in the JPMorgan U.S. Government Money Market Fund and the Morgan Stanley Institutional Liquidity Funds Government Portfolio. As of December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.

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

Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the nine months ended September 30, 2023, the Company incurred organization costs of $3,333. For the three months ended September 30, 2023, the Company did not incur any organization costs. For the period from September 23, 2022 (date of formation) to September 30, 2022, the Company incurred organization costs of $3,638.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (as defined below) are amortized over the first twelve months of operations on a straight-line basis. As of September 30, 2023, the total amount of the offering costs incurred by the Company was $1,983. For the three and nine months ended September 30, 2023, the Company amortized $495 and $661 in deferred offering costs, respectively.
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

The Board is responsible for overseeing the valuation of the Company’s investments at fair value as determined in good faith pursuant to the Company’s valuation policy. The Board has designated the Manager as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Company’s valuation policy.

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

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager values Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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

Calculation of Net Asset Value

Net asset value (“NAV”) under GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Revenue Recognition

Dividend income from our Infrastructure Assets is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant Infrastructure Assets, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an Infrastructure Asset is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments

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

Performance Participation Allocation

Under the Fourth Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see Note 5. Related Party Transactions, below for further detail. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. A Performance Participation Allocation accrual of $2,595 was recorded as of September 30, 2023 in the Statements of Assets and Liabilities. No Performance Participation Allocation accrual was recorded as of December 31, 2022. The Performance Participation Allocation recorded in the Statements of Operations for the three and nine months ended September 30, 2023 is $1,281 and $2,595, respectively.

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Asset transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities.

As of September 30, 2023, the fair value of foreign currency forward contracts was $6,270 and is recorded in the Statements of Assets and Liabilities as an asset and is located on the Schedule of Investments by contract. For the three and nine months ended September 30, 2023, the change in net unrealized appreciation on foreign currency forward contracts was $13,777 and $6,270, respectively, and is located on the Schedule of Investments by contract.

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
3.Investments
As of September 30, 2023, the Company held interests in Infrastructure Assets, as follows:

Refresco Group B.V.

As of September 30, 2023, the Company indirectly holds an equity interest in Refresco Group B.V. (“Refresco”). Refresco is based in Rotterdam, Netherlands and provides end-to-end beverage manufacturing to leading brands and retailers in Europe, North America and Australia from its locations across the regions.

Albioma SA

As of September 30, 2023, the Company indirectly holds an equity interest in Albioma SA (“Albioma”). Albioma is based in France and is an independent renewable energy producer and a significant contributor to the energy transition in the French Overseas territories.

Pembina Gas Infrastructure Inc.

As of September 30, 2023, the Company indirectly holds an equity interest in Pembina Gas Infrastructure Inc. (“PGI”). PGI is based in Western Canada and gathers, processes and transports natural gas.

Sempra PALNG Holdings, LLC

As of September 30, 2023, the Company indirectly holds an equity interest in Sempra PALNG Holdings, LLC (“Port Arthur”). Port Arthur is based in Texas and is a fully permitted United States liquefied natural gas export facility.

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the above Infrastructure Assets in the aggregate in which the Company has an indirect equity interest for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Revenues	$2,164,345	$6,309,620
Expenses	2,083,509	6,183,547
Income before taxes	80,836	126,073
Income tax expense	24,894	51,975
Consolidated net income	55,942	74,098
Net income attributable to non-controlling interests	(3,083)	(10,547)
Net income	$52,859	$63,551

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of September 30, 2023, according to the fair value hierarchy:

	Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$479,549	$479,549
Foreign currency forward contracts	—	6,270	—	6,270
Investments in Money Market Funds	296,792	—	—	296,792
Total	$296,792	$6,270	$479,549	$782,611

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2023:

Investments	Balance as of December 31, 2022	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2023
Infrastructure Assets	$—	$456,513	$23,885	$(849)	$479,549
Total	$—	$456,513	$23,885	$(849)	$479,549

The total change in unrealized appreciation included in the statements of operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2023 attributable to Level III investments and foreign currency translation still held at September 30, 2023 was $23,885 and $(849), respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of September 30, 2023:

Level III Assets	Fair Value September 30, 2023	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$479,549	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
			Weight Ascribed to Market Comparables	7.6%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	89.8%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	—	Not applicable	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.5x	10.5x - 10.5x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	8.6%	6.9% - 10.6%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	10.3x	9.5x - 11.5x	Increase

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

5.Related Party Transactions
Initial Capital Contribution

On October 25, 2022, KKR made an initial capital contribution that resulted in the issuance of 40 Class G Shares of the Company at an aggregate purchase price of $1 to KKR Group Assets Holdings III L.P., an affiliate of the Manager.

Infrastructure Assets
On June 1, 2023 and June 2, 2023, the Company issued to KKR Alternative Assets LLC, an indirect subsidiary of KKR, a total of 17,760,519 Class E Shares of the Company at $25.00 per Class E Share for aggregate consideration of $444,013 in exchange for the contribution to the Company of ownership interests in (i) Refresco, a beverage contract manufacturer, (ii) Albioma, a renewable energy producer and (iii) PGI, a midstream platform.

Class H Shares Issuance

On June 30, 2023, the Company issued to K-INFRA GP LLC, an indirect subsidiary of KKR, a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.

Repurchase of Class E Shares Held by KKR

On June 30, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $195,000.

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $110,000.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 5,784,361 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.40 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $152,727.

Management Agreement
On September 25, 2023, the Company entered into an Amended and Restated Management Agreement with the Manager (the “Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following the acceptance of the initial subscription for Shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares.

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). The Management Fee payable in any monthly period is subject to reduction, but not below zero, by an amount equal to any Other Fees allocable to Investor Shares pursuant to the terms of the Management Agreement.

For the three months ended September 30, 2023, the Manager earned $1,357 in gross Management Fees, which were offset by $339, resulting in $1,018 of net Management Fees. For the nine months ended September 30, 2023, the Manager earned $1,532 in gross Management Fees, which were offset by $339, resulting in $1,193 of net Management Fees.

On September 28, 2023, the Company issued a total of approximately 33,480 Class F Shares to the Manager as payment of the Management Fees due under the Management Agreement, representing payment in satisfaction of an aggregate Management Fee of approximately $888 for services rendered by the Manager in accordance with the terms of the Management Agreement. The Manager has submitted a standing election notice to the Company to receive the Management Fee for future periods in Class F Shares in lieu of cash.

As of September 30, 2023, the Company owed $306 to the Manager for Management Fees, which amounts are included in the Management Fee payable on the Statement of Assets and Liabilities. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation
Under the LLC Agreement, for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company.

KKR is allocated a “Performance Participation Allocation” equal to 12.5% of the Total Return attributable to Investor Shares subject to the annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually (excluding the initial Reference Period, as defined in the LLC Agreement) and accrued monthly (subject to pro-rating for partial periods). KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. Specifically, promptly following the end of each Reference Period (and at other times as described below), KKR is allocated a Performance Participation Allocation in an amount equal to:

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

The Statements of Operations reflect a $1,281 and $2,595 Performance Participation Allocation for the three and nine months ended September 30, 2023, respectively.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of September 30, 2023, the Company has accrued $31,793 of Servicing Fees and Distribution Fees payable to the Dealer-Manager (as defined below) related to the Class U Shares and Class D Shares sold.
Expense Limitation and Reimbursement Agreement
On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).
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

As of September 30, 2023, the Manager agreed to reimburse expenses of $3,906 and $8,640 incurred by the Company for the three and nine months ended September 30, 2023, pursuant to the Expense Limitation Agreement, respectively. The amounts are subject to recoupment within a three year period. As of September 30, 2023, the Company recorded $14,074 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $7,376 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$3,638	September 30, 2025
December 31, 2022	1,796	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
Total	$14,074
As of September 30, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Dealer-Manager Agreement

On September 25, 2023, the Company entered into an Amended and Restated Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”).

Pursuant to the Dealer-Manager Agreement, the Dealer-Manager solicits sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum (the “PPM”) and provides certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer-Manager receives certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the PPM.

6.Shareholders’ Equity

The following table is a summary of the Shares issued and repurchased during the nine months ended September 30, 2023 and Shares outstanding as of September 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2023
Class I Shares	—	41,465	—	41,465
Class U Shares	—	18,152,960	—	18,152,960
Class R Shares	—	11,391,774	—	11,391,774
Class D Shares	—	4,509	—	4,509
Class E Shares	—	17,760,519	(17,760,519)	—
Class F Shares	—	36,944	—	36,944
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	47,388,211	(17,760,519)	29,627,732

The consideration from each class of Shares issued, as applicable, and the aggregate purchase price of Class E Shares repurchased pursuant to the KKR Share Repurchase Arrangement for the nine months ended September 30, 2023 were as follows:

	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Consideration from Shares Issued	$1,086	$469,089	$294,726	$118	$444,013	$979	$—	$1	$1,210,012
Aggregate purchase price of Shares repurchased	$—	$—	$—	$—	$(457,727)	$—	$—	$—	$(457,727)

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of our Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, all outstanding Class S Shares, Class R-S Shares and Class U Shares will be subject to a dealer manager fee, and Class S Shares, Class D Shares, Class U Shares, Class R-S Shares and Class R-D Shares, including those purchased under our DRIP, will be subject to ongoing Servicing Fees.

As of September 30, 2023, the Company has not issued any Shares under the DRIP.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

As of September 30, 2023, the Company has not repurchased any Shares under the share repurchase plan.

Repurchase Arrangement for Class E Shares held by KKR

On the last calendar day of each month the Company offers to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (as defined below)) of Shares repurchased by the Company during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

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

On June 30, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $195,000.

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $110,000.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 5,784,361 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.40 per share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $152,727.

7.Distributions

Each class of the Company’s shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the monthly distribution per share and paid directly to the Dealer-Manager.

The following table details aggregate distributions per share declared for each applicable class of the Company’s shares:

	Three and Nine Months Ended September 30, 2023
	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
Aggregate gross distributions declared per share	$0.2400	$0.2400	$0.2400	$0.2400	$0.2400	$0.1800
Shareholder servicing fees and distribution fees	$—	$0.0555	$—	$0.0164	$—	$—
Net distributions declared per share	$0.2400	$0.1845	$0.2400	$0.2236	$0.2400	$0.1800

The distributions for each class of shares were payable to holders of record at the close of business on July 31, 2023, August 31, 2023 and September 30, 2023 and were paid on or about October 25, 2023. The net distributions will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan.

The following table reflects the aggregate distributions declared during the nine months ended September 30, 2023:

	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Total
First Quarter	$—	$—	$—	$—	$—	$—	$—
Second Quarter	$—	$—	$—	$—	$—	$—	$—
Third Quarter	$(5)	$(2,455)	$(2,009)	$(1)	$(347)	$(4)	$(4,821)

8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of September 30, 2023, KKR had unfunded commitments consisting of $37,500 related to its investment in Infrastructure Assets.
Indemnification
Under the LLC Agreement and organizational documents, the members of the Board, officers of the Company, the Manager, KKR, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through September 30, 2023:

	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares, net	26.19	25.84	25.87	26.17	26.50	—	25.00
Repurchases of shares (2)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.00)	—	(0.62)	—	—	—
Distributions declared (3)	(0.24)	(0.18)	(0.24)	(0.22)	(0.18)	—	—
Net investment (loss) income (2)	0.40	0.16	0.16	0.31	0.56	—	—
Net change in unrealized appreciation (depreciation) (2)	(0.05)	1.75	0.51	0.31	(0.22)	1.84	1.84
Net increase (decrease) in net assets attributed to shareholders	$0.11	$(1.27)	$0.43	$(0.22)	$0.16	$1.84	$1.84
Net asset value per share at the end of period (September 30, 2023)	$26.30	$24.57	$26.30	$25.95	$26.66	$26.84	$26.84
Net assets at end of period (September 30, 2023)	$1,091	$446,105	$299,612	$117	$985	$1	$1
Shares outstanding at end of period (September 30, 2023)	41,465	18,152,960	11,391,774	4,509	36,944	40	40
Weighted average shares outstanding at end of period (September 30, 2023)	17,435	10,594,184	6,724,324	3,248	14,381	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Total operating expenses before Performance Participation Allocation (5)	0.41%	0.61%	0.58%	0.48%	0.20%	0.35%	0.35%
Total operating expenses before expenses reimbursed by Manager (5) (6)	1.32%	2.24%	2.09%	1.40%	0.79%	1.40%	1.40%
Total operating expenses after expenses reimbursed by Manager (5) (6)	0.70%	1.22%	1.14%	0.71%	0.20%	0.35%	0.35%
Total operating expenses after Performance Participation Allocation (5) (7)	0.70%	1.22%	1.14%	0.71%	0.20%	0.35%	0.35%
Net investment income (loss) (5)	1.41%	0.66%	0.63%	0.71%	2.04%	0.92%	0.92%
Total return attributed to Shares based on net asset value (5) (8)	3.07%	(6.90)%	5.07%	(0.25)%	3.56%	7.00%	7.00%

(1) Per share data may be rounded in order to recompute the ending net asset value per share.

(2) The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3) The per share data for distributions declared reflect the actual amount of distributions paid per share during the applicable period.

(4) Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.

(5) Weighted average net assets during the applicable period are used for this calculation.

(6) Ratios presented after accounting for the accrual of the Performance Participation Allocation.

(7) Ratios presented after expenses reimbursed by Manager.

(8) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions”. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares. See “Note 7. Distributions” above, for declarations of distributions for the period from June 1, 2023 (commencement of principal operations) to September 30, 2023.

10.Subsequent Events
Unregistered Sale of Equity Securities

On October 1, 2023, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 23, 2023) to third party investors for cash:

Class	Number of Shares Sold (1)	Consideration (1)
Class I Shares	16,273	$428
Class U Shares	3,350,143	$88,050
Class R-D Shares	118,057	$3,130
Class R Shares	1,893,546	$49,802
Class D Shares	380	$10

(1) Share and dollar amounts are rounded to the nearest whole number.

In addition, on October 1, 2023, the Company issued to KKR Alternative Assets LLC (an affiliate of the Company) a total of approximately 9,650,037 Class E Shares of the Company (with the final number of shares determined on October 23, 2023) at $26.66 per Class E Share in exchange for the contribution to the Company of ownership interest in Grove Education Partners Holdco Limited, a for-profit education services provider based in the United Kingdom.

Class F Share Issuances

On October 1, 2023, the Company issued approximately 11,460 Class F Shares to the Manager (with the final number of shares determined on October 23, 2023), which represents payment in satisfaction of a Management Fee of approximately $306 for services rendered by the Manager in September 2023, in accordance with the terms of the Management Agreement.

Distribution Reinvestment Plan

On October 25, 2023, pursuant to the Company’s distribution reinvestment plan, the Company issued approximately 6 Class F Shares for an aggregate purchase price of approximately $0.145, approximately 69,984 Class U Shares for an aggregate purchase price of approximately $1,839, approximately 55,675 Class R Shares for an aggregate purchase price of approximately $1,464, and approximately 29 Class D Shares for an aggregate purchase price of approximately $.0770.

Class E Share Repurchase

On October 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased approximately 9,649,997 Class E Shares of the Company from KKR Alternative Assets LLC for an aggregate purchase price of $257,281.

Declaration of a Distribution

On October 30, 2023, the Company declared distributions on the following classes of the Company’s shares in the amount per share set forth below:

Class	Net Distribution
Class I Shares	$0.0900
Class U Shares	$0.0711
Class R-D Shares	$0.0844
Class R Shares	$0.0900
Class D Shares	$0.0844
Class E Shares	$0.0900
Class F Shares	$0.0900

The distributions for each class of shares are payable to holders of record at the close of business on October 31, 2023 and will be paid on or about January 24, 2024. The net distributions will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan.

Fourth Amended and Restated Limited Liability Company Agreement

On November 8, 2023, the Fourth Amended and Restated Limited Liability Company Agreement of the Company was executed, which amended and restated the Company’s Third Amended and Restated Limited Liability Company Agreement, dated as of September 25, 2023.

The amendment and restatement effects certain changes, including, among other things, changing the definition of “Reference Period” for which the “Performance Participation Allocation” (as defined in the LLC Agreement) will be calculated. As revised, the Reference Period will begin on October 1 of each year and end on September 30 of the next succeeding year, except that the initial Reference Period shall be the period from June 1, 2023 (date of the Company’s commencement of principal operations) to September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.
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

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines.

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our Fourth Amended and Restated Limited Liability

Company Agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee.
We conduct a continuous private offering of our shares (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer seven classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future. The share classes have different upfront selling commissions, ongoing shareholder servicing fees and distribution fees.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) investment strategies), and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”
Recent Developments

Infrastructure Assets Activity

During the reporting period, on September 12, 2023, the Company acquired an equity interest in Sempra PALNG Holdings, LLC (“Port Arthur”), a United States-based liquefied natural gas export facility under construction in Southeast Texas.

As of September 30, 2023, the Company held interests in Infrastructure Assets, as follows:

Refresco Group B.V.

As of September 30, 2023, the Company indirectly holds an equity interest in Refresco Group B.V. (“Refresco”). Refresco is based in Rotterdam, Netherlands and provides end-to-end beverage manufacturing to leading brands and retailers in Europe, North America and Australia from its locations across the regions.

Albioma SA

As of September 30, 2023, the Company indirectly holds an equity interest in Albioma (“Albioma”). Albioma is based in France and is an independent renewable energy producer and a significant contributor to the energy transition in the French Overseas territories.

Pembina Gas Infrastructure Inc.

As of September 30, 2023, the Company indirectly holds an equity interest in Pembina Gas Infrastructure Inc. (“PGI”). PGI is based in Western Canada and gathers, processes and transports natural gas with a combined capacity of 5 billion cubic feet per day.

Port Arthur

As of September 30, 2023, the Company indirectly holds an equity interest in Port Arthur. Port Arthur is based in Texas and is a fully permitted United States liquefied natural gas export facility.

As of September 30, 2023, Refresco, Albioma, PGI and Port Arthur are comprised of approximately 103 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. As of

September 30, 2023, approximately 53%, 46% and 1% of the allocable share of our Infrastructure Assets’ operations were in Europe, North America and Other, respectively.

Subsequent to the end of the reporting period, on October 2, 2023, the Company acquired an interest in Grove Education Partners Holdco Limited, a premium European for-profit education services provider based in the United Kingdom.

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases of our Shares under our share repurchase plan until after December 31, 2023.

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

Due to the illiquid nature of our Joint Ventures and Infrastructure Assets, we may not have sufficient liquid resources to fund repurchase requests.
Results of Operations
From October 25, 2022 (date of our initial capitalization) through June 1, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on November 29, 2022 and we commenced principal operations on June 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with our activities.
A discussion of the results of operations for the three and nine months ended September 30, 2023 is as follows:

Investment Income

We plan to generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

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

Dividend income from our Infrastructure Assets is recorded on the date when cash is received from the relevant Infrastructure Asset, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an Infrastructure Asset is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the three and nine months ended September 30, 2023, respectively, the Company recorded $7,884 and $8,568 of dividend income from our Infrastructure Assets and money market funds with financial institutions.

Expenses

For the three and nine months ended September 30, 2023, we incurred $7,504 and $14,273 in operating expenses, respectively.

For the nine months ended September 30, 2023, we incurred $3,333 in organization costs. For the three months ended September 30, 2023, the Company did not incur any organizational costs.

For the three months ended September 30, 2023, the Manager earned $1,357 in gross Management Fees, which were offset by $339 as a Management Fee Offset, resulting in $1,018 of net Management Fees. For the nine months ended September 30, 2023, the Manager earned $1,532 in gross Management Fees, which were offset by $339 as a Management Fee Offset, resulting in $1,193 of net Management Fees.

The Statements of Operations reflect a $1,281 and $2,595 Performance Participation Allocation, pursuant to the LLC Agreement (the “Performance Participation Allocation”), for the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2023, the net investment income was $4,286 and $2,935, respectively. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

Going forward, we expect our primary expenses to be the payment of a Management Fee pursuant to the Management Agreement, as well as a Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Change in Realized and Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

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

For the three and nine months ended September 30, 2023, we did not recognize any realized appreciation or depreciation. We recorded a net change in unrealized appreciation of $5,389 and $29,306 for the three and nine months ended September 30, 2023, respectively. This net change in unrealized appreciation for the three and nine months ended September 30, 2023 includes $4,893 of unrealized appreciation on investments related to the change in value of Infrastructure Assets; $13,281 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $13,777 of unrealized appreciation on foreign currency forward contracts. This net change in unrealized appreciation for the nine months ended September 30, 2023 includes $23,885 of unrealized appreciation on investments related to the change in value of Infrastructure Assets; $849 of unrealized depreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $6,270 of unrealized appreciation on foreign currency forward contracts.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2023, we recorded a net increase in net assets resulting from operations of $9,675 and $32,241, respectively. The increase in net assets primarily relates to net investment income during the period, our unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency forward contracts, partially offset by unrealized depreciation related to foreign currency translation based upon changes in foreign currency exchange rates.

Investment Company Accounting Considerations

Since the Company’s financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our Infrastructure Assets monthly. When valuing our Infrastructure Assets, net operating earnings generated at the Infrastructure Assets level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our Infrastructure Assets may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our Infrastructure Assets are held in tax partnership structures, or in related entities with bank-financed Infrastructure Assets level debt, the Company may be contractually limited in its ability to make dividend distributions from Infrastructure Assets to the Company. Since Infrastructure Assets are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by an Infrastructure Asset may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment income on the Statements of Operations.

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our transactional net asset value (“Transactional Net Asset Value”) is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following tables include the net asset value of outstanding Shares as of September 30, 2023. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2023:

Components of Transactional Net Asset Value	September 30, 2023
Investments at fair value (cost of $456,513 and $444,013, respectively)	$479,549
Cash and cash equivalents	302,066
Other assets	23,078
Other liabilities	(22,087)
Accrued performance participation allocation	(2,595)
Management fee payable	(306)
Accrued shareholder servicing fees and distribution fees (1)	(791)
Net Asset Value	$778,914
Number of outstanding shares	29,627,732

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. As of September 30, 2023, we have accrued under GAAP $31,793 of shareholder servicing fees and distribution fees payable to the Dealer-Manager related to the Class U Shares and Class D Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2023:

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,091	$477,105	$299,612	$119	$985	$1	$1	$778,914
Number of outstanding shares	41,465	18,152,960	11,391,774	4,509	36,944	40	40	29,627,732
Transactional Net Asset Value per Share as of September 30, 2023	$26.30	$26.28	$26.30	$26.29	$26.66	$26.84	$26.84

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Statements of Assets and Liabilities to our Transactional Net Asset Value:

September 30, 2023
GAAP Net Asset Value	$747,912
Adjustment:
Accrued shareholder servicing fees and distribution fees	31,002
Transactional Net Asset Value	$778,914

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of September 30, 2023:

Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.0%	5.0% - 5.0%
	Weight Ascribed to Market Comparables	7.6%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	89.8%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	—	Not applicable

Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.5x	10.5x - 10.5x

Discounted Cash Flow	Weighted Average Cost of Capital	8.6%	6.9% - 10.6%
	Enterprise Value / LTM EBITDA Exit Multiple	10.3x	9.5x - 11.5x

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

Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital	0.25% decrease	+2.41%
	0.25% increase	-2.22%

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

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our fixed income investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk.

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Assets transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of September 30, 2023, the fair value of foreign currency forward contracts was $6,270 and is recorded in the Statement of Assets and Liabilities as an asset and is located on the Schedule of Investments by contract. For the three and nine months ended September 30, 2023, the change in net unrealized depreciation on foreign currency forward contracts was $13,777 and $6,270, respectively, and is located on the Schedule of Investments by contract.

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

Distributions

Beginning in July 2023, we have declared monthly distributions for each class of the Company’s shares, which are paid on a quarterly basis. Each class of the Company’s shares receives the same gross distribution per share when distributions are declared on such class. The net distribution varies for each class based on the applicable shareholder servicing fees and distribution fees, which are deducted from the monthly distribution per share and paid directly to the Dealer-Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2023:

Record Date	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
July 31, 2023	$0.0600	$0.0415	$0.0600	$0.0546	$0.0600	$—
August 31, 2023	$0.0900	$0.0715	$0.0900	$0.0845	$0.0900	$0.0900
September 30, 2023	$0.0900	$0.0715	$0.0900	$0.0845	$0.0900	$0.0900

Liquidity and Capital Resources
As of September 30, 2023, the Company had $302,066 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations. The Company may continue to issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

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
Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2023:

Cash flows from:	Nine Months Ended September 30, 2023
Operating activities	$(5,229)
Financing activities	307,294
Net increase in cash and cash equivalents	$302,065

Cash used in operating activities

Our cash flow used in operating activities was $5,229 for the nine months ended September 30, 2023. Our net increase in net assets resulting from operations was $32,241 for the nine months ended September 30, 2023, which reflects an increase in the value of our Infrastructure Assets, partially offset by certain operating expenses.

Cash provided by financing activities

Our cash flow provided by financing activities was $307,294 for the nine months ended September 30, 2023, which reflects the proceeds from the sale of Shares pursuant to our Private Offering, offset by our purchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement.
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager values Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Note 8. Commitments and Contingencies,” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks primarily relates to movements in the fair value of Infrastructure Assets. The fair value of Infrastructure Assets may fluctuate in response to changes in the values of Infrastructure Assets, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below. All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2023 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of September 30, 2023, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $47,955, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of September 30, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $9,066, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2023, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. Except as set forth below, there have been no material changes to the risk factors previously disclosed in such filings.

We may invest in loans.

We may invest in loans and other similar forms of debt. Such forms of indebtedness are different from traditional debt securities in that debt securities are part of a large issue of securities to the public and loans and similar debt instruments may not be securities, but could represent a specific commercial loan to a borrower. Loan participations typically represent direct participation, together with other parties, in a loan to a corporate borrower, and generally are offered by banks or other financial institutions or lending syndicates. We could, from time to time, participate in such syndications, or can buy part of a loan, becoming a part lender. When purchasing indebtedness and loan participations, we assume the credit risk associated with the corporate borrower and could assume the credit risk associated with an interposed bank or other financial intermediary. Members of a syndicate in which we participate can have different and sometimes superior rights to ours. Where we invest as a sub-participant in syndicated debt, it could be subject to certain risks as a result of having no direct contractual relationship with the underlying borrower. As a result, we will generally be dependent on the lender to enforce its rights and obligations under the loan arrangements in the event of a default by the underlying borrower and will generally not have any direct rights against the underlying borrower, any direct rights in the collateral, if any, securing such borrowing, or any right to deal directly with such borrower. The lender will, in general, retain the right to determine whether remedies provided for in the underlying loan arrangement will be exercised, or waived. In the event that we enter into such an arrangement, there can be no assurance that our ability to realize upon a participation will not be interrupted or impaired in the event of the bankruptcy or insolvency of any of the borrower or the lender or that in such circumstances, we will benefit from any set-off between the lender and the borrower. Successful claims by third parties arising from these and other risks could be borne by us.

In addition, we may invest in bank loans and participations. These obligations are subject to unique risks, including: (i) the possible invalidation of a loan as a “fraudulent conveyance” under relevant creditors’ rights laws; (ii) so-called “lender liability” claims by the issuer of the obligations (as described below); (iii) environmental liabilities that may arise with respect to collateral securing the obligations; (iv) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; and (v) limitations on our ability to enforce its rights directly with respect to participations. In analyzing each bank loan or participation, we compare the relative significance of the risks against the expected benefits. Successful claims by third parties can adversely impact us and our business and results of operations.

There could be less readily available and reliable information about most bank loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act, or registered under the Exchange Act. As a result, we will rely primarily on our own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on our analytical abilities in assessing each potential investment. In general, the secondary trading market for bank loans is not fully developed. No active trading market may exist for certain senior secured loans, which could make it difficult to value them. Illiquidity and adverse market conditions could mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them could be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

In the past, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed, “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our business, we could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” From time to time, we may acquire and hold interests in different parts of the capital structure in the same Infrastructure Asset (e.g. a combination of debt, preferred shares and/or ordinary shares). As a result, we could be subject to claims from creditors of an obligor that our interests in debt issued by such obligor should be equitably subordinated.

If we purchase debt instruments of one of our Infrastructure Assets or its affiliates in the secondary market at a discount, (i) a court might require us to disgorge any profit we realize if the opportunity to purchase such instruments at a discount should have been made available to the obligor thereof or (ii) we might be prevented from enforcing our rights against an obligor if it becomes bankrupt.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Fourth Amended and Restated Limited Liability Company Agreement

On November 8, 2023, the Fourth Amended and Restated Limited Liability Company Agreement (the “Fourth A&R LLCA”) of the Company was executed, which amended and restated the Company’s Third Amended and Restated Limited Liability Company Agreement, dated as of September 25, 2023.

The amendment and restatement effects certain changes, including, among other things, changing the definition of “Reference Period” for which the “Performance Participation Allocation” (as defined in the Fourth A&R LLCA) will be calculated. As revised, the Reference Period will begin on October 1 of each year and end on September 30 of the next succeeding year, except that the initial Reference Period shall be the period from June 1, 2023 (date of the Company’s commencement of principal operations) to September 30, 2024.

The foregoing summary description of the Fourth A&R LLCA does not purport to be complete and is qualified in its entirety by reference to the Fourth A&R LLCA, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On November 8, 2023, by a written consent, KKR Group Assets Holdings III L.P., the Company’s Class G Member, approved the Fourth A&R LLCA.

Change in Principal Executive Officer

Effective as of the quarter ended September 30, 2023, Tara Davies, the Company’s Chief Executive Officer, has assumed the function of principal executive officer, previously executed by Raj Agrawal, who will continue to serve as Chairman of the Company.
Item 6.    Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Fourth Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2023

4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.1	Amended and Restated Management Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.2	Amended and Restated Dealer-Manager Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.3	Trademark License Agreement, between Kohlberg Kravis Roberts & Co. L.P. and KKR Infrastructure Conglomerate LLC, effective August 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.4	Global Custody Agreement, between K-INFRA Liquidity Designated Activity Company and The Bank of New York Mellon Trust Company, National Association, dated as of August 11, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: November 14, 2023	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)