Form 10-K
period 2023-12-31
KKR Infrastructure Conglomerate LLC
filed 2024-03-26
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to        .

Commission file number 000-56484
KKR Infrastructure Conglomerate LLC
(Exact name of registrant as specified in its charter)

Delaware	92-0477563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 750-8300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Securities registered pursuant to section 12(g) of the Act:

Class I Shares
Class U Shares
Class R Shares
Class D Shares
Class F Shares
Class S Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

There is currently no established public market for the Registrant’s Shares.

As of February 29, 2024, the registrant had 371 Class I Shares, 33,942,485 Class U Shares, 449,620 Class R-D Shares, 20,607,538 Class R Shares, 384 Class D Shares, 40 Class E Shares, 51,217 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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

Summary of Risk Factors

The following is only a summary of the principal risks that may materially and adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

Risks Related to Our Infrastructure Assets and Industry Focus
•We or our Infrastructure Assets may need to incur financial leverage, resulting in additional risks;
•We may acquire Infrastructure Assets with specific additional risks, including those related to: the renewable energy industry; exposure to interest rate risk; operations outside of more developed economies and exposure to supply chain disruptions;
•We may enter into Joint Ventures with third parties to acquire Infrastructure Assets, or may acquire Infrastructure Assets through secondary transactions with existing holders of interests in Infrastructure Assets or comingled funds, which could result in shared decision-making authority, certain conflicts of interest and/or increased costs;
•We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations;
•Conflicts between KKR or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company;
•The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under the control of the Company;
•Technological changes could affect the profitability of Infrastructure Assets that rely on existing technology;
•Operational risks, including those relating to third parties, may disrupt our businesses;
•We face additional risks if we participate in contractual arrangements relating to aircraft leasing;
•Our business may be adversely affected by volatility in commodity prices;
•Our Infrastructure Assets may rely on third-party managers which may fail to perform their duties adequately;
•Geopolitical developments outside of our control can, and periodically do, materially and adversely impact us;
•Compliance with environmental laws and regulations may result in substantial costs to the Company;
•We face heightened risks unique to the nature of our Infrastructure Assets;
•Our Infrastructure Assets may not exhibit mitigating characteristics typical of assets in the infrastructure space, so there can be no assurance that any perceived benefits of Infrastructure Assets will be realized;
•The effect of global climate change may impact our business;
•Force majeure events may adversely affect our assets;
•Risk management activities may not be effective and, consequently, adversely affect our return;
•We face a higher level of regulatory control than typically imposed on other businesses;
•Misconduct of employees of the Manager or by third-party service providers could cause significant losses;
•Regulations may limit our ability to raise capital, increase the cost of capital and may subject us to penalties;
•Anti-corruption and trade sanctions laws and restrictions on foreign direct investment may disrupt our business;
•Focus by stakeholders on matters related to ESG (defined below) may adversely affect our business;
•Fluctuations in currency values could adversely affect the U.S. dollar value revenue streams received by us and the amount of distributions, if any, to be made by us; and
•Geographical concentration of the Company’s Infrastructure Assets may make the assets more susceptible to changing conditions of particular geographic regions.

Risks Related to Our Structure
•We will depend on the Manager and KKR to achieve our business objectives;
•We will rely on Infrastructure Assets’ management teams to implement any agreed-upon business plans;
•Various conflicts of interest with KKR could result in decisions that are not in the best interests of our Shareholders;
•We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act;
•Extensive regulation of the Manager’s business may impede its ability to manage our Infrastructure Assets;
•Our LLC Agreement eliminates certain fiduciary duties of our Board and limits available Shareholder remedies;
•Our LLC Agreement includes a jury trial waiver and designates Delaware courts as the sole and exclusive forum, which could limit Shareholders’ ability to seek a jury trial or obtain a favorable judicial forum;
•KKR, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders;
•We have reporting obligations not applicable to private companies, which require significant expenditures;

•We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures;
•We could become subject to Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability;
•Failure to comply with Data Protection and Privacy Laws could lead to fines, sanctions and penalties; and
•Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses.

Risks Related to an Investment in Our Shares
•There is no public trading market for the Shares, a Shareholder’s ability to have Shares repurchased by us is limited, and price received may be less than the price it paid;
•We may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations;
•The amount of any distributions we may pay is uncertain and we may not be able to sustain such payments;
•Valuations of our assets are estimates of fair value and may not correspond to realizable value;
•NAV calculations are not governed by any governmental or independent rules or standards;
•Prospective shareholders will not know the NAV per Share of their investment until after acceptance;
•We are a new company and have a limited operating history;
•The Company may require a shareholder to have its Shares repurchased at any time in its sole discretion;
•Holders of Class R Shares, Class R-S Shares and Class U Shares may have their shares automatically converted to Class I Shares, Class S Shares and Class S Shares, respectively; and
•Payment of the Management Fee or Performance Participation Allocation will dilute a Shareholder’s interest.

Risks Related to Our Liquidity Portfolio
•We may hold corporate bonds, and we may invest in loans, convertible securities, and securitization vehicles or other special purpose entities, including commercial mortgage-backed securities and residential mortgage-backed securities, which may involve additional risk.

Risks Related to Taxation
•The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying operating subsidiaries;
•If the Company or its operating subsidiaries were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be adversely affected;
•Changes in tax laws and the “qualifying income” exception under the “publicly traded partnership” provisions may have an adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes;
•The Company structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available;
•The Company and its operating subsidiaries may invest through U.S. and non-U.S. subsidiaries treated as corporations for tax purposes, and such subsidiaries may be subject to corporate income tax or be classified as passive foreign investment companies or controlled foreign corporations;
•Tax-exempt organizations may face U.S. tax consequences from owning Shares if the Company generates UBTI;
•If the Company were engaged in a U.S. trade or business, non-U.S. persons would face certain adverse U.S. tax consequences from owning Shares;
•The Company’s delivery of required tax information for a taxable year may be subject to delay;
•The U.S. Internal Revenue Service may not agree with certain assumptions that the Company uses to comply with U.S. federal income tax laws, and it may make audit adjustments, and assess and collect any taxes and penalties resulting from such audit adjustment directly from us, reducing our cash available for distribution;
•Under the Hiring Incentives to Restore Employment Act of 2010, certain payments made or received by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met; and
•If we are required to register as an investment company under the Investment Company Act, we would likely be treated as a publicly traded partnership that is subject to corporate income taxes.

Part I.

Item 1.    Business

References herein to “KKR Infrastructure Conglomerate,” “Company,” “we,” “us,” or “our” refer to KKR Infrastructure Conglomerate LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

KKR Infrastructure Conglomerate LLC was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets includes existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.

We are sponsored by Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”) and expect to benefit from KKR’s infrastructure sourcing and management platform pursuant to a management agreement (as amended and restated, the “Management Agreement”) entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of our Shares (the “Shareholders”).

We have been established by KKR to own and control joint ventures (“Joint Ventures”) that, directly or indirectly, own majority stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in Infrastructure Assets. We acquire, own and control Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from the continuous offering of our securities, distributions from Infrastructure Assets, and opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form Joint Ventures by pooling capital with KKR Vehicles (defined below) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture will both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition and management strategy that pools the resources of the KKR Vehicles and the Company will lead to greater opportunities to gain sufficient influence or control over Infrastructure Assets to deploy an operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned holding companies formed to acquire, own and control Infrastructure Assets (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of Infrastructure Assets we acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying Infrastructure Asset. The Company and the applicable KKR Vehicle will hold the interests in each Infrastructure Asset as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single Infrastructure Asset. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets. We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority-own or primarily control their underlying portfolio companies. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S.

government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. We intend to continue to operate our business in a manner so that we are not an investment company under the Investment Company Act.

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our Fifth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. See “Item 10. Directors, Executive Officers and Corporate Governance.” Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our independent directors are expected to approve protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee (the “Audit Committee”). Our Executive Committee and Company management team is composed of Company officers as well as employees of KKR who are assigned or seconded to the Company. Our executive committee (the “Executive Committee”), as described below under “Item 10. Directors, Executive Officers and Corporate Governance —Committees— Executive Committee,” is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. We currently offer seven classes of investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”). We may offer additional classes of Investor Shares in the future.

We operate our business in a manner permitting us to maintain an exclusion from registration under the Investment Company Act.

The funds, investment vehicles and accounts managed, now or in the future, by KKR, the Manager or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies), and real asset strategies (including real estate, energy and infrastructure strategies), are collectively referred to herein as “KKR Vehicles.”

The Manager

We are managed by the Manager, a wholly owned subsidiary of KKR and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager manages the Company pursuant to the terms of the Management Agreement and supports the Company in managing its portfolio of Infrastructure Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for Shareholders. KKR was established in 1976, pioneered the leveraged buyout industry and has remained one of the world’s largest and most successful investment firms through the past four decades of economic cycles and market changes. KKR is a leading global investment firm that manages multiple alternative asset classes, including infrastructure, private equity, energy, real estate and credit.

In 2008, KKR established a dedicated infrastructure team and strategy focused on infrastructure acquisition opportunities located in member countries of the Organisation For Economic Co-operation and Development (“OECD”). KKR has dedicated considerable time and resources to building what we view as a best-in-class infrastructure platform comprising a team of investment professionals and operating executives dedicated to infrastructure (the “KKR Infrastructure Team”), which reflects KKR’s deep, long-term commitment to the infrastructure asset class. The KKR Infrastructure Team, led by Raj Agrawal, has dedicated investment professionals located in offices around the world.

KKR has been one of the more active infrastructure investors globally and manages infrastructure assets through KKR Global Infrastructure Investors II L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund II”), KKR Global Infrastructure Investors III L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund III”), KKR Global Infrastructure Investors IV (USD) SCSp (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund IV” and together with KKR Global Infrastructure Investors L.P. (together with its parallel vehicles and alternative vehicles, “Global Infrastructure Fund I”), Global Infrastructure Fund II and Global Infrastructure Fund III, the “Global Infrastructure Strategy”), KKR Asia Pacific Infrastructure Investors SCSp (together with its parallel vehicles and alternative vehicles, “Asia Pacific Infrastructure Fund I”), KKR Asia Pacific Infrastructure Investors II SCSp (together with its parallel vehicles and alternative vehicles, “Asia Pacific Infrastructure Fund II”), and KKR Diversified Core Infrastructure Fund (A) SCSp (together with its parallel vehicles and alternative vehicles, “Diversified Core Infrastructure Fund”).

The KKR Infrastructure Team has significant experience executing infrastructure and infrastructure-related transactions. KKR’s tenure and experience in infrastructure, as well as its deep relationships within individual regional markets, have enabled KKR to develop an extensive network of contacts and relationships that we view as a central component of KKR’s competitive advantage.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, KKR will also receive a performance participation allocation (the “Performance Participation Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Participation Allocation” for additional information. The Manager will delegate the portfolio management function for the Liquidity Portfolio to KKR Credit Advisors (US) LLC and KKR Credit Advisors (Ireland) Unlimited Company (the “Liquidity Managers”), each of which is an affiliate of the Manager. The Executive Committee has the ability to determine the portion of our assets that will be managed by each Liquidity Manager, but will not have investment-level discretion for the portion managed by each Liquidity Manager.

In consideration for its services, each Liquidity Manager is entitled to receive a fee payable by the Manager (out of its Management Fee) in an amount to be agreed between the Manager and each Liquidity Manager from time to time.

Management Agreement

The Manager provides management services to us pursuant to the Management Agreement. Under the terms of the
Management Agreement, the Manager is responsible for the following:

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

•making recommendations to the Company’s repurchase committee (the “Repurchase Committee”) with respect to the Company’s share repurchases; and

•providing us with such other services as the Board or the Executive Committee may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the Management Agreement.

The Manager’s services under the Management Agreement are not exclusive, and the Manager is free to furnish similar services to other entities, and it intends to do so, so long as its ability to provide services to us is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Management Agreement continues indefinitely unless terminated as described below. The Management Agreement may be terminated upon the affirmative vote of all of our independent directors. We will need to provide the Manager 90 days’ written notice of any termination. Upon termination, the Manager will be paid a termination fee (the “Termination Fee”) equal to three times the sum of (i) the average annual Management Fee earned by the Manager and (ii) the average annual Performance Participation Allocation received by the holder of our Class H Shares during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination of the Management Agreement. We may terminate the Management Agreement for cause upon 30 days’ written notice and in such case, we would not be required to pay a Termination Fee.

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

In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any KKR Shares within 30 days of the effective date of the termination at a price per Share equal to net asset value (“NAV”) per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate Infrastructure Assets at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other Shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and KKR to achieve our business objectives.”

Acquisition Strategies

We seek to generate attractive risk-adjusted returns consisting of both current income and capital appreciation by owning and controlling portfolio companies diversified by sector, industry and geography. In the ordinary course, we expect 85% of our assets to consist of our Infrastructure Assets. Our business strategy is to own and control Joint Ventures that hold Infrastructure Assets for the long term. We may exit Infrastructure Assets opportunistically, and in such cases will seek to redeploy capital into and/or to manage securities, properties and other assets as our business develops. We expect to acquire the majority of our assets, when measured by value, through Joint Ventures. We typically control our Joint Ventures as a general partner of the vehicle. Each Joint Venture will generally acquire exposure to a single Infrastructure Asset (which may be a group of related companies) that the Joint Venture will control following the close of the acquisition. We enter in these types of Joint Ventures with a long term, hands-on operational perspective in mind. In limited circumstances, the Company may also acquire an Infrastructure Asset through an investment in a vehicle that we do not control (such as, investing into an acquisition vehicle as a limited partner rather than as a general partner). We may also form a Joint Venture with respect to an existing Infrastructure Asset of a KKR Vehicle. We seek to participate in Joint

Ventures that acquire businesses across the spectrum in terms of size and stage of maturity and around the world through a thematic approach. These themes come from KKR’s industry teams and macro team—creating a top down and bottom up approach.

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

We may also opportunistically acquire a limited amount of indirect exposure to multiple Infrastructure Assets by acquiring interests in multi-asset vehicles controlled by an investment manager (“comingled funds”), which may include newly formed funds and “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. While this approach is not principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices.

KKR Infrastructure Platform

We believe our access to the KKR Infrastructure platform through hiring our Manager will allow us to manage and control a diverse array of Infrastructure Assets. We generally plan to acquire Infrastructure Assets that represent the existing strategies pursued by the KKR Infrastructure Team as well as future new strategies that the KKR Infrastructure Team may develop, including but not limited to:

•Global Infrastructure: KKR’s Global Infrastructure Strategy pursues infrastructure opportunities with an emphasis on existing assets and businesses located primarily in OECD countries in North America and Western Europe. It seeks to generate attractive risk-adjusted returns by focusing on critical infrastructure investments with low volatility and strong downside protection where KKR believes it can tackle complexity in sourcing, structuring, operations, and execution in order to deliver attractive returns with a low risk profile. The Global Infrastructure Strategy seeks to execute KKR’s risk-based strategy and seeks to generate returns through both long-term capital appreciation and current income generation.

•Asia Pacific Infrastructure: In 2019, KKR established its first fund dedicated to investing in existing infrastructure assets and businesses in the Asia Pacific region. The Asia Pacific infrastructure strategy seeks to generate returns through both long-term capital appreciation and current income generation.

•Core Infrastructure: In 2020, KKR launched its first dedicated, commingled, open-ended core infrastructure fund, KKR Diversified Core Infrastructure Fund, which seeks to generate attractive risk-adjusted returns by focusing on critical core infrastructure investments in developed OECD countries with low volatility and downside protection. As compared to the global and Asia Pacific infrastructure strategies, the core strategy looks to “buy simplicity and hold simplicity” for the long-term.

KKR has an extensive resource platform that supports the daily activities of the KKR Infrastructure Team. This platform has a broad spectrum of capabilities spanning operational, financial-, macro- and stakeholder-related areas. These capabilities are outlined below.

•KKR Capstone (“KKR Capstone”): The KKR Infrastructure Team works closely with KKR Capstone, which is an affiliate of the Manager and a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s. KKR Capstone partners with the KKR Infrastructure Team and management teams of Infrastructure Assets to help define strategic priorities for and drive operational improvement in Infrastructure Assets. The Capstone team is comprised of experienced professionals with extensive general management and functional expertise, whose typical background is that of former general managers, operating executives and management consultants. References to “Capstone Executives”, operating executives, operating experts, or operating consultants are to such employees of KKR Capstone.

•KKR Capital Markets LLC (“KCM”): In 2006, KKR began to build its KCM team. KCM, which is an affiliate of the Manager, was developed to provide KKR with a capital markets-oriented perspective on its deal financings and portfolio company capital structure management, as well as to give KKR the ability to draw on creative and differentiated capital sources. The global KCM team adds value by providing insight and direct access to financing sources that help KKR improve the capital structures of Infrastructure Assets. The KCM team facilitates and adds expertise around investment structuring, financing and capital markets-related issues across the capital structure.

•KKR Credit: Over the last 15 years, KKR has built out a base of investment professionals beyond its traditional private equity teams. In 2004, KKR formed KKR Credit (“KKR Credit”), which is divided between Leveraged Credit and Private Credit. KKR Credit will be involved in managing the KKR Vehicles.

•Public Policy & Affairs: In 2008, KKR developed a dedicated public affairs team (“Global Public Affairs”) that made it possible to expand KKR’s engagement with stakeholders. The team has extensive expertise in public policy, media, government and regulatory affairs, as well as experience working with community groups, labor unions, industry and trade associations, and non-governmental organizations (“NGOs”). As such, it is a dedicated resource designed to enable KKR to better evaluate regulatory trends that impact the development of investment theses of Infrastructure Assets and assist management teams of Infrastructure Assets in engaging on environmental, social and governance (“ESG”) issues, both from a risk and increasingly from an opportunity perspective. This team further helps KKR to more effectively manage communications with its investors and relationships with all of the stakeholders in Infrastructure Assets.

•Global Macro and Asset Allocation: In 2011, KKR established a dedicated Global Macro and Asset Allocation (“GMAA”) team. The GMAA team works very closely with the different regional and sector teams, helping to provide a top-down perspective on countries, industries and individual companies, which KKR believes provides significant advantages to its investment processes.

•KKR Global Institute: Established in 2013, the KKR Global Institute provides analysis and insights about geopolitical, technological, demographic and macroeconomic developments and long-term trends. Drawing on the GMAA team and the Global Public Affairs team, the KKR Global Institute is actively involved in KKR’s investment processes by serving as a resource for KKR’s deal teams, clients and investment partners and portfolio companies.

•KKR Technology & Innovation Team: Recognizing the disruptive challenges and opportunities related to technology, KKR’s leadership formed a small and agile team of technology operators. The team supports KKR’s deal teams in the evaluation of opportunities from a technology perspective as well as supporting KKR’s portfolio companies with technology choices and technological transformations.

•Senior Advisors, Executive Advisors & Industry Advisors: KKR has a large roster of Senior Advisors (“Senior Advisors”), Executive Advisors (“Executive Advisors”) and Industry Advisors (“Industry Advisors”) around the world who have held leading executive roles in major global corporations. KKR’s Senior, Executive and Industry Advisors provide it with additional operational and strategic insights, serve on the boards of KKR portfolio companies, help KKR evaluate individual acquisition opportunities and assist KKR portfolio companies with operational matters. KKR also has a roster of KKR advisors (“KKR Advisors”) who are former employees of KKR and are engaged as consultants for KKR.

Borrowing Policies

We may use financial leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by the Company or its subsidiaries), such as revolving credit facilities, and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity or Joint Venture level). See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets and Industry Focus—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

Debt may be incurred by Infrastructure Assets secured by assets of the Infrastructure Assets or debt may be incurred by Joint Ventures secured by such Joint Venture interests in an Infrastructure Asset. If an Infrastructure Asset or Joint Venture were to default on an asset-level loan, the lender’s recourse would be to the Infrastructure Asset or Joint Venture and the lender would typically not have a claim to other assets of the Company or its subsidiaries. There is no guarantee that we, our Infrastructure Assets or Joint Ventures will be able to obtain leverage on Infrastructure Assets on attractive terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets and Industry Focus—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to an Infrastructure Asset or Company expenses), the Company does not intend to incur borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to Infrastructure Assets or Joint Ventures that is not recourse to the Company. During the initial ramp-up period of the Company, our leverage may exceed our target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets and Industry Focus—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.” Joint Ventures and Infrastructure Assets in which the Company acquires interests may be subject to existing financing arrangements, including potential financing arrangements with KKR. The Company acquires interests in Infrastructure Assets using proceeds of the Private Offering and/or contributions of such interests by KKR affiliates in exchange for Class E Shares or cash.

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

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from Shareholders, and otherwise to provide the Company with temporary liquidity. In addition, we may enter into an unsecured line of credit with KKR or one of its affiliates for such purposes. KKR or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

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

Changes in the value of our Infrastructure Assets, including any changes due to higher interest expense, will affect the applicable NAV of our Shares.

Utilization of leverage involves certain risks to holders of the Shares. These include the possibility of higher volatility of the NAV of the Shares. So long as our Infrastructure Assets increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our Infrastructure Assets, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our Infrastructure Assets, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged.

Competition

The infrastructure sector in which we own and control Infrastructure Assets has become highly competitive. We are competing for Infrastructure Assets with operating companies, financial institutions, entities specializing in engineering, and other institutional investors as well as private equity, hedge, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

We and our Joint Ventures own and will seek to own Infrastructure Assets that are assets, businesses or projects that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows and relatively high cash distributions; and assets with a long-term expected hold period.

Deployment of Capital

In light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we or our

Joint Ventures have difficulty identifying and acquiring suitable Infrastructure Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares in our Private Offering and the time we use the net proceeds to acquire Infrastructure Assets. We may also from time to time hold cash or liquid investments pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our Shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to the Management Fee.

In the event we are unable to find suitable acquisition opportunities, such cash or liquid investments may be maintained for longer periods, which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and Shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns.

Distributions

We will seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. We intend to declare, accrue and pay distributions quarterly. However, there can be no guarantee that the Company will pay quarterly distributions consistently and at a specific rate, or at all.

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

Cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available transactional net asset value per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-D Shares, and Class R-S Shares, including those purchased under our DRIP, will be subject to applicable ongoing distribution and shareholder servicing fees.

Any cash distribution by the Company to a Shareholder that is not reinvested under the DRIP may reduce such Shareholder’s basis in the Shares. When a Shareholder sells Shares in the Company, the amount, if any, by which the amount realized exceeds the basis in such Shares is gain subject to tax. As a result of distributions throughout the term of a Shareholder’s investment, a Shareholder may be required to pay tax even if selling its investment in the Shares for an amount less than it paid. In addition, in order to make such distributions, we might have to indirectly sell a portion of our Infrastructure Assets at a time when independent judgment might not dictate such action. Our actual financial performance will likely vary significantly quarterly and from year-to-year, and there may be extended periods of up to several years when the distribution rate will exceed the Company’s actual total returns. Our projected or actual distribution rate is not a prediction of what the Company’s actual total returns will be over any specific future period.

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

Share Repurchases

Share Repurchase Plan

We do not list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and related Infrastructure Assets, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

The quarterly share repurchase limit, repurchase price and early repurchase fee described below are calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

Repurchase Limitations

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares or Class F Shares under our share repurchase plan will be limited to no more than 5.0% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

In the event that we determine to repurchase some but not all of the Shares submitted for repurchase during any quarter, Shares submitted for repurchase during such quarter will be repurchased on a pro rata basis after we have repurchased all Shares for which repurchase has been requested due to death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the Shareholder. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable quarter is not made available by the tenth business day prior to the repurchase date of the applicable quarter (or is changed after such date), we may elect to extend the repurchase offer to a later date or not to accept repurchase requests for such quarter. Shareholders who wish to have their Shares repurchased the following quarter would then be required to resubmit their repurchase requests. The transaction price for each quarter will be available on our website at www.kinfra.com.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. If our Board determines, on the recommendation of the Repurchase Committee, that we should not repurchase Shares, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets. The Company is designed primarily for long-term investors and an investment in the Company’s Shares should be considered illiquid.

We anticipate selling assets primarily from our Liquidity Portfolio to fund repurchases of Shares. However, we may borrow to finance the repurchase of Shares pursuant to any repurchase. There can be no assurance that we will be able to obtain such financing for repurchases of Shares if we attempt to do so. Moreover, if we do not have adequate liquidity to fund repurchases, we may not repurchase any Shares. Although repurchases of Shares generally would be beneficial to Shareholders seeking repurchase by providing them with some ability to sell their Shares, the acquisition of Shares by the Company will decrease the total assets of the Company. Repurchases are, therefore, likely to reduce our liquidity, which may result in untimely sales of Infrastructure Assets and/or may limit our ability to participate in new acquisition opportunities. To the extent we maintain a cash position to satisfy our repurchases, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns. Furthermore, to the extent we borrow to finance the making of our Share repurchases, interest paid on such borrowings will reduce NAV per Share. Consummating a Share repurchase may require us to sell certain of our assets, and realize gains or losses, at a time when the Manager would otherwise consider it disadvantageous to do so. In addition, it is possible that the Company will need to dispose of assets in order to fund Share repurchases, and that to the extent the applicable price per Share of such Share repurchase does not accurately reflect any embedded tax liability, Shareholders that do not have their Shares repurchased may bear a greater portion of the relevant tax than their pro rata share.

Under our share repurchase plan, we will not repurchase Shares if (1) such purchases would impair our status as a holding company; (2) we would not be able to sell our assets in a manner that is orderly and consistent with our objectives in order to purchase Shares under our share repurchase plan; or (3) there is, in the Board’s judgment, on the recommendation of the Repurchase Committee, any (a) legal action or proceeding instituted or threatened challenging the share repurchase plan or otherwise materially and adversely affecting the Company, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to the Company, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to the Company, (e) a material decrease in the estimated NAV of the Company from the estimated NAV of the Company as of the commencement of the Share repurchase offer or (f) other events or conditions that would have a material adverse effect on the Company or its Shareholders if Shares were repurchased. Further, our Board may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases, to and suspensions of the share repurchase plan will be promptly disclosed to Shareholders in a Form 8-K filed by us with the SEC. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before Shares are repurchased. Once the share repurchase plan is suspended, our share repurchase plan requires that we consider the recommencement of the plan at least quarterly. Continued suspension of our share repurchase plan would only be permitted under the plan if our Board determines that the continued suspension of the share repurchase plan is in our best interest and the best interest of our Shareholders. Our Board must affirmatively authorize the recommencement of the plan before Shareholder requests will be considered again. Our Board cannot terminate our share repurchase plan absent a liquidity event which results in our Shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.

We will assume all fees and expenses related to a repurchase of Shares. A Shareholder that has less than all of its Shares repurchased must maintain a minimum account balance after the repurchase is effected, the amount of which will be established by us from time to time and is currently $1,000. If a Shareholder requests the repurchase of a number of Shares that would cause the aggregate NAV of the Shareholder’s holdings to fall below the required minimum, we reserve the right to reduce the amount to be repurchased from the Shareholder so that the required minimum balance is maintained. In the alternative, we may also repurchase all of such a Shareholder’s Shares in the Company. We or the Manager may waive the minimum account balance from time to time.

Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which such Shares are repurchased (and such Shares will not bear any Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The method by which we calculate our NAV is discussed in “—Net Asset Value—Calculation of NAV.” Additional risks are discussed in “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares— A Shareholder’s ability to have its Shares repurchased by us is limited” and “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.”

Class E Shares are not subject to our share repurchase plan, including with respect to any repurchase limits. We have adopted a separate arrangement to repurchase Class E Shares.

Tender Offer for Excess Shares

To the extent that in any quarter the number of Shares requested to be repurchased under our share repurchase plan is in excess of the applicable quarterly limit, following the settlement of the plan repurchases, the Board (on the recommendation of the Manager and the Repurchase Committee (see “Item 10. Directors, Executive Officers and Corporate Governance—Committees—Repurchase Committee”)) may determine to conduct a tender offer for additional Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares and Class F Shares (collectively, “Excess Shares”) at a price approved by the Board, which would be at or about a 10% discount to the most recent NAV available prior to the commencement of the tender offer. For any such tender offer, the number of Excess Shares, if any, that the Manager and Repurchase Committee determine to recommend that the Company offer to purchase will depend on several factors, including the amount of subscriptions received by the Company, the Company’s financial condition and liquidity at such time, the presence of adverse macroeconomic conditions and whether conducting a tender offer for Excess Shares would impose an undue burden on Shareholders who do not tender. Regardless of the recommendation of the Manager, the Board may, or may determine not to, on the recommendation of the Repurchase Committee, cause us to conduct such a tender offer for any given quarter. Any such tender offer would be open to all Shareholders regardless of repurchase requests. In addition, it is anticipated that the conditions of any tender offer would include similar criteria to those set forth above for repurchases under our share repurchase plan and that are outside of the control of the Company. There may be quarters in which we do not make a tender offer, and it is possible that we will not conduct any tender offers at all for an extended period, or at all. We do not expect to offer to repurchase Excess Shares, if at all, until after December 31, 2024.

Any tender offer would be made and Shareholders would be notified in accordance with the requirements of the Exchange Act, either by publication or mailing or both. The tender offer documents will contain information prescribed by applicable laws and the rules and regulations promulgated thereunder.

Additional Forms of Liquidity

In addition to the quarterly repurchases under our share repurchase plan and potential tender offers for Excess Shares, the Manager and Repurchase Committee may consider whether to recommend to the Board other potential avenues for providing Shareholders with potential liquidity. These could include additional repurchases during a quarter at other times than the regular repurchase offers, including through a tender offer, and may be at a price at or below the applicable NAV per Share of the classes we offer to repurchase. The amount and terms of any such repurchases will be at the discretion of our Board, on the recommendation of the Repurchase Committee, and disclosed to Shareholders, and may be based on, among other things, the subscriptions received by the Company. There is no assurance that any such additional liquidity will be offered.

Early Repurchase Fee

Under our share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

Any Early Repurchase Fee will inure to the benefit of the Company. The Company may, from time to time, waive the Early Repurchase Fee in the case of repurchases resulting from death, qualifying disability or divorce.

All questions as to the applicability of the Early Repurchase Fee, including the specific facts pertaining thereto, and the validity, form and eligibility (including time of receipt of required documents) of a waiver from the Early Repurchase Fee will be determined by the Manager, in its sole discretion, and its determination will be final and binding.

Mandatory Repurchases

We may repurchase, on 10 days’ prior written notice, all or any portion of the Shares of a Shareholder without consent or other action by the Shareholder or other person if the Board, on the recommendation of the Repurchase Committee, determines that:

•the Shares have been transferred in violation of the LLC Agreement, or have vested in any person by operation of law as a result of the death, divorce, dissolution, termination, bankruptcy, insolvency or adjudicated incompetence of the Shareholder;

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

•it would be in the interest of the Company for the Company to repurchase the Shares; or

•all or any portion of the assets of the Company may be characterized as plan assets for purposes of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Section 4975 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or any applicable similar law.

Shares will be repurchased at the NAV per Share of the applicable class of Shares or at a percentage of such NAV per Share, as applicable, as of the last business day of the quarter prior to such mandatory repurchase. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load that was charged in connection with the Shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion.

Emerging Growth Company

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of any listing on a securities exchange, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for Shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Employees

We did not have any employees as of December 31, 2023. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.

Private Offering of Shares

We conduct a continuous Private Offering of our Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

We currently offer seven classes of Investor Shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares and Class R Shares. We may offer additional classes of Investor Shares in the future.

Shares will be offered on a monthly basis at NAV per Share (measured as of the end of the immediately preceding month). Class S Shares and Class R-S Shares are subject to a maximum sales load of up to 3.0% of the offering price and may be subject to a dealer-manager fee of 0.5% of the offering price. A participating broker-dealer may also forgo a sales load for Class S Shares and Class R-S Shares in lieu of a brokerage commission. Certain participating broker-dealers may offer Class S Shares and Class R-S Shares subject to a dealer-manager fee of up to 1.5%, provided that the sum of the sales load and dealer-manager fee will not exceed 3.5% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares have equal rights and privileges with each other, except that Class I Shares, Class R-D Shares, Class R Shares, Class D Shares and Class U Shares do not incur a sales load or dealer-manager fees, we do not pay any servicing or distribution fees with respect to Class I Shares or Class R Shares, we do not pay any distribution fees with respect to Class R-D Shares or Class D Shares and Class R-D Shares, Class R-S Shares, Class R Shares and Class U Shares are subject to a lower Management Fee. Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares are each not subject to a sales load; however, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares, Class R-D Shares or Class R Shares to their selling agents. Class R-D Shares, Class U Shares and Class R Shares are available for purchase only during the 12-month period following June 1, 2023 (the “Initial Offering”). Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.

The Company may issue additional Class E Shares to KKR in one or more private placements. Class E Shares will be held only by KKR and are not being offered to other investors. Class E Shares are not subject to the Early Repurchase Fee or the repurchase limits of our share repurchase plan. The Company has adopted a separate arrangement to repurchase Class E Shares.

In addition, the Manager may elect to receive all or a portion of the Management Fee in Class F Shares, KKR or one of its subsidiaries may elect to receive the Performance Participation Allocation in cash and/or Class F Shares and the Company may also issue additional Class F Shares to the Company’s employees, officers and directors, KKR and certain of its employees, officers and directors in one or more private placements. Class F Shares are not being offered to other investors. Class F Shares are subject to the terms and limits of our share repurchase plan but will not be subject to the Early Repurchase Fee. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our quarterly share repurchases.

The timing of subscription dates, valuation dates and deadlines for subscribing may be modified from time to time by the Company. See “Item 1A. Risk Factors—Prospective shareholders will not know the NAV per Share of their investment until after the investment has been accepted.”

Net Asset Value

Calculation of NAV

The Manager determines the NAV of our Shares monthly. The Manager prepares valuations with respect to each of our assets in accordance with its valuation policies and procedures approved by the Board. The Administrator uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of the Company’s Shares is determined by dividing the total assets of the Company (the value of Infrastructure Assets, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances and repurchases of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares repurchased pursuant to our share repurchase plan are deemed to have been repurchased on the last calendar day of the month immediately preceding the repurchase date). NAV per Share for each class is calculated by dividing the NAV for that class by the total number of outstanding Shares of that class on the reporting date.

Timing of Valuations

The values of the Company’s Infrastructure Assets are monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

Valuation Policies and Procedures

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager values Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.”

When making fair value determinations for assets that do not have a reliable, readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with KKR, including the Manager and its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interests.”

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

Item 1A.    Risk Factors

Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.

Risks Related to Our Infrastructure Assets and Industry Focus

We may acquire Infrastructure Assets in the renewable energy industry, which is subject to risks of a rapidly evolving market.

We may acquire renewable energy businesses and businesses which use renewable energy assets. The market for renewable energy businesses and businesses which use renewable energy assets continues to evolve rapidly. Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to Infrastructure Assets with renewable assets. Renewable resources (e.g., wind, solar, hydro, geothermal, etc.) are inherently variable. Variability may arise from site specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy Infrastructure Assets. Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs, rebates, tax credits, Renewable Portfolio Standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular Infrastructure Asset, the flow of potential future Infrastructure Asset opportunities and the value of any platform in the sector. In addition, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.

We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.

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

Although the Manager will seek to use leverage in a prudent manner, the leveraged capital structure of the Company’s Infrastructure Assets or other leverage affecting its assets will increase their exposure to adverse economic factors such as future downturns in the economy or deterioration in the condition of any such Infrastructure Asset or its industry. Specifically, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would also make it more expensive to finance acquisitions. During periods of rising or higher interest rates, certain Infrastructure Assets with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially, or if these Infrastructure Assets’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our Infrastructure Assets and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain of our holdings and the ability of our portfolio companies to access the capital markets on attractive terms, which could adversely affect acquisition and realization opportunities, lead to lower yields and potentially decrease our net income. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns as the demand for relatively higher return assets increases and the supply decreases. Additionally, the Company will typically purchase equity in Infrastructure Assets. The equity securities received by the Company in relation thereto will typically be the most junior or some of the most junior securities in what will typically be a complex capital structure, and thus subject to a material risk of loss in the case of the Infrastructure Asset’s financial difficulty, or if an event of default occurs under the terms of the relevant financing and a lender decides to enforce its creditor rights. Events of default could in some cases be triggered by events not related directly to the borrower itself.

The Company may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any Infrastructure Asset, co-investment vehicles and KKR Vehicles, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire any Infrastructure Assets and refinance its existing Infrastructure Assets and to increase deployment capacity or pay fees and expenses. The Company may, in the sole discretion of the Manager, also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular Infrastructure Asset. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the asset level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the Infrastructure Assets purchased or carried. The Company may, either directly or through another entity, also use loans or other indebtedness to finance certain acquisitions of indebtedness or equity in an Infrastructure Asset, which loans or other indebtedness may not be indebtedness of the Company. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, Infrastructure Asset performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of an Infrastructure Asset to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of the Infrastructure Asset. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire investment in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from Infrastructure Assets is used to make interest and principal payments on such borrowings, Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its Infrastructure Assets.

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

The Company may enter into one or more other lines of credit or other credit facility(ies) on a joint, several, joint and several or cross-collateralized basis with KKR Vehicles, which may result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional Infrastructure Asset level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s Infrastructure Assets would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.

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

It should be noted that the use of leverage may create unrelated business taxable income as defined in Section 512 of the Code (“UBTI”), possibly in substantial amounts, that is subject to U.S. federal income tax.

If we fail to timely deploy the net proceeds of sales of Shares or do not deploy sufficient capital in connection with our use of leverage, our results of operations and financial condition may be adversely affected and/or we may become required to register under the Investment Company Act.

We may acquire Infrastructure Assets that may be exposed to interest rate risk, meaning that changes in prevailing market interest rates could negatively affect the value of such Infrastructure Assets.

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There could be significant unexpected movements in interest rates, which movements could have adverse effects on Infrastructure Assets and the economy as a whole. In light of the foregoing, and more generally, we expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other, which could adversely affect our performance. We are permitted to (but are not required to) seek to hedge interest rate risk of our Infrastructure Assets.

Factors that could affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, governmental monetary and fiscal policies, international instability in U.S. and non-U.S. financial markets. We could periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Manager could not be able to manage this risk effectively. If the Manager is unable to manage interest rate risk effectively, our performance could be adversely affected. Due to ongoing developments surrounding the regulation of OTC derivatives, our ability to hedge interest rate risk could be limited.

As indicated herein, our Infrastructure Assets may often have significant levels of debt. As such, movements in the level of interest rates can affect the returns from our Infrastructure Assets more significantly than other holdings in some instances. The structure and nature of the debt encumbering an acquired Infrastructure Asset can therefore be an important element to consider in assessing its interest rate risk. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk. Due to the nature of our holdings in Infrastructure Assets, the impact of interest rate fluctuations could be greater for our Infrastructure Assets than for the economy as a whole in the country in which the interest rate fluctuations occur.

We may enter into Joint Ventures with third parties to acquire Infrastructure Assets, which could result in shared decision-making authority and conflicts of interest.

We may enter into Joint Ventures with third parties to acquire Infrastructure Assets. We may also make enter into in partnerships or other co-ownership arrangements or participations. Such business activities may involve risks not otherwise present with other methods of investing in Infrastructure Assets, including, for instance, the following risks and conflicts of interest:

•our Joint Venture partner could become insolvent or bankrupt;
•fraud or other misconduct by our Joint Venture partner;
•we may share decision-making authority with our Joint Venture partner regarding certain major decisions affecting the ownership of our Joint Venture and our Joint Venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our Joint Venture partner;
•under certain Joint Venture arrangements, neither party may have the power to control the venture and, under certain circumstances, an impasse could result regarding cash distributions, reserves, or a proposed sale or refinancing of the Infrastructure Asset, and this impasse could have an adverse impact on our Joint Venture, which could adversely impact the operations and profitability of our Joint Venture and/or the amount and timing of distributions we receive from such Joint Venture;
•our Joint Venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including, for instance, the operation of Infrastructure Assets;
•our Joint Venture partner may be structured differently than us for tax purposes and this could create conflicts of interest;
•we may rely upon our Joint Venture partner to manage the day-to-day operations of our Joint Venture and underlying Infrastructure Companies, as well as to prepare financial information for our Joint Venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;
•our Joint Venture partner may experience a change of control, which could result in new management of our Joint Venture partner with less experience or conflicting interests to us and be disruptive to our business;
•such Joint Venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or business objectives;
•the terms of our Joint Ventures could restrict our ability to sell or transfer its interest to a third party when it desires on advantageous terms, which could result in reduced liquidity;
•we or our Joint Venture partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction; and

•our Joint Venture partner may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives.

In addition, disputes between us and our Joint Venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business. Any of the above might subject us to liabilities and thus reduce our ability to make attractive new acquisitions. We may at times enter into arrangements that provide for unfunded commitments and, even when not contractually obligated to do so, may be incentivized to fund future commitments related to our Infrastructure Assets.

We may acquire Infrastructure Assets through follow-on and secondary transactions with existing holders of interests in Infrastructure Assets or comingled funds, which could result in different return profiles, certain conflicts of interest and increased costs.

As part of our Joint Venture strategy, we may form a Joint Venture with respect to an Infrastructure Asset that is already owned by another KKR Vehicle. These instances may include when either a follow-on opportunity to increase the size of the position in the Infrastructure Asset arises or if there is an opportunity for the Company to acquire an interest in an existing Infrastructure Asset of a KKR Vehicle through a secondary transaction. Because acquisitions of additional interests in existing Infrastructure Assets typically occur after there has been significant capital deployed into the underlying Infrastructure Asset, these transactions are typically viewed as more mature, with shorter hold periods, as compared to primary investments whereby KKR is acquiring an initial interest in an Infrastructure Asset. There can be no assurance that these acquisitions made by the Company will exhibit this pattern of returns, and the realization of gains is dependent upon the performance and disposition of each underlying Infrastructure Asset holding.

These transactions may give rise to certain conflicts of interest involving the Manager. For example, a follow-on issuance by an Infrastructure Asset already owned by a KKR Vehicle could result in the Company co-investing in an opportunity alongside the KKR Group and/or a KKR Vehicle, in either the same or different parts of the target’s capital structure. Conversely, to the extent a KKR Vehicle participating in the original acquisition has insufficient capital or is otherwise unable to participate on a pro rata basis in any related follow-on opportunity, such excess opportunity could be allocated in whole or in part to the Company, increasing its concentration in the relevant asset, which would potentially increase the losses incurred by the Company to the extent such follow-on acquisition as a whole does not perform as anticipated.

In a secondary transaction, the Company’s acquisition of an Infrastructure Asset interest from certain KKR Vehicles and/or KKR “clients” as defined under the Advisers Act may entail a Cross Transaction (defined below). See “Item 13. Certain Relationships and Related Transactions and Director Independence—Potential Conflicts of Interest—Cross Transactions.” Moreover, the Company’s acquisition of an Infrastructure Asset interest through a secondary transaction from a KKR Vehicle and/or advisory client of KKR could raise conflicts related to the Manager’s allocation and structuring of acquisition opportunities for the Company. The Manager’s incentive to earn fees related to the Company’s purchase of the Infrastructure Asset interest from a KKR Vehicle and/or advisory client of KKR could also raise a conflict of interest. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.” While we have established procedures put in place to mitigate conflicts of interest and other related concerns, which shall include, among other things, approval by the independent directors of the Board, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

The Manager may also pursue acquisition opportunities in comingled funds, including through secondary transactions. In such instances, the Company will have limited or no control or say with respect to the deployment of capital into specific Infrastructure Assets or the timing of exits with respect to the underlying Infrastructure Assets. Moreover, the overall performance of the Company’s secondary investments will depend in large part on the acquisition price paid, which may have been negotiated based on incomplete or imperfect information. Certain secondary investments may have been purchased as a portfolio, and in such cases, the Company may not have been able to carve out from such purchases those investments that the Manager considered (for commercial, tax, legal or other reasons) less attractive. Where the Company acquired a limited partner interest in a comingled fund as a secondary investment, the Company will generally not have the ability to modify or amend such fund’s constituent documents (e.g., limited partnership agreements) or otherwise negotiate the economic terms of the interests being acquired. Moreover, such comingled fund may have acquired contingent liabilities associated with such interest. Specifically, where the seller received distributions from the relevant fund and, subsequently, that fund recalls any portion of such distributions, the Company (as the purchaser of the interest to which such distributions are attributable) may be obligated to pay an amount equivalent to such distributions to such fund. While the Company may be able, in turn, to make a claim against a third-party seller of the interest for any monies so paid to the fund, there can be no assurance that the Company would have such right or prevail in any such claim. See “Item 1. Business—Acquisition Strategies.” Furthermore, pursuant to SEC regulations concerning private fund advisers that are scheduled to take effect in March 2025, the Company and/or the Manager may be responsible for facilitating the distribution of a comingled fund’s quarterly statements to all shareholders of the Company, which would increase the Company’s and/or the Manager’s regulatory obligations and could be operationally challenging.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.

We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•repurchase our Shares in connection with any repurchases or redemptions of Shares or other securities issued by us;
•grow our businesses, including acquiring Infrastructure Assets and otherwise supporting our Infrastructure Assets;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•fund cash operating expenses and contingencies, including for litigation matters; and
•pay any cash distributions in accordance with our distribution policy for our Shares, if any.

These liquidity requirements may be significant. Our commitments to our Infrastructure Assets may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors.

Moreover, in light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and purchasing suitable Infrastructure Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Investor Shares and the time we use the net proceeds to acquire Infrastructure Assets. We may also from time to time hold cash pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our Shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Investor Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.

In addition, certain banks have and may in the future experience closures which could lead to depositors withdrawing significant sums from their accounts at such institutions (each, a “Distress Event”). Other financial institutions could undergo Distress Events as a result of contagion disconnected from market fundamentals or for other reasons. There can be no assurance that banks and other financial institutions, including those that could undergo Distress Events, that provided credit facilities and/or other forms of financing to the Company or its Infrastructure Assets will honor their obligations as creditors or that another financial institution would be willing and able to provide replacement financing or similar capabilities and on similar terms. If a financial institution closes, whether as a result of a Distress Event or otherwise, there is no guarantee that its uninsured depositors, which could include the Company and/or its Infrastructure Assets, will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. As a consequence, for example, if a Distress Event occurs, the Company or its Infrastructure Assets could be delayed or prevented from accessing a portion or all of their bank accounts or making required payments under their debt or other contractual obligations. Shareholders could be impacted in their ability to honor subscriptions and/or receive distributions for related reasons. Distress Events could have a potentially adverse effect on the ability of the Manager to manage the Company and its assets, and on the ability of the Manager, the Company and any Infrastructure Asset to maintain operations, which in each case could result in significant losses and in unconsummated acquisitions and dispositions. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company or one or more of its Infrastructure Assets or its overall performance.

Conflicts between KKR or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.

KKR, KKR Vehicles, or affiliates or related parties of the foregoing or other parties (including, for the avoidance of doubt, any bank warehouse, which may be structured as a securitization, a total return swap, junior and/or “first loss” notes, the price of which will be linked to the value of the underlying assets, or otherwise, which in each case may be guaranteed financed or partially financed by any of the foregoing) could acquire an investment as principal and subsequently sell some or all of it to the Company, KKR Vehicles or co-investors in an affiliate or related party transaction. Similarly, the Company may acquire an Infrastructure Asset and subsequently syndicate, or sell some or all of it, to KKR, KKR Vehicles, co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the Shareholders and other investors thereof or applicable credit facilities (each such Infrastructure Asset, a “Warehoused Asset”). The Manager may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such Infrastructure Assets may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Manager may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred assets at above fair value, and/or separately sell assets at below fair value. The Company and any Controlled Portfolio Company (defined below) of the Company shall not consummate any sale of an Infrastructure Asset to, or acquisition of an Infrastructure Asset from KKR, any KKR Vehicle, any of their respective Affiliates or any Controlled Portfolio Company (defined below) unless such transaction (A) is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by (x) the Executive Committee and (y) the Audit Committee (“Special Approval”). “Controlled Portfolio Company” means a portfolio company of any KKR Vehicle of which the KKR Vehicle (together with KKR or any other KKR Vehicles) holds a majority of the outstanding voting equity, has the right to appoint a majority of the board members (or equivalent managers) or otherwise has the right to exercise majority control by contract. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates will be permitted to retain any portion of an Infrastructure Asset initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and KKR Vehicles to enter into conditional purchase agreements, where the Company and/or KKR Vehicles agree to acquire future Infrastructure Assets warehoused by KKR: (i) prior to their original acquisition; and (ii) prior to the Company and KKR Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or KKR Vehicles (as the case may be) having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of Infrastructure Assets to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, KKR will have a conflict of interest if KKR were to receive fees, including an incentive allocation, from a KKR Vehicle acquiring from or transferring to the Company all or a portion of an Infrastructure Asset. In addition, since KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

These conflicts related to syndication of Infrastructure Assets and warehousing will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Shares, Shareholders will be deemed to approve the syndication of Infrastructure Assets and warehousing to the extent the terms of such transactions are (A) on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) have been approved in advance by (x) the Executive Committee and (y) Special Approval.

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

Other properties and other assets and businesses that the Company owns might require large capital expenditures, including, but not limited to, in connection with completing, maintaining, developing and/or expanding their existing plant, machinery and facilities, necessary software and other intellectual property assets or securing necessary licenses, approvals and concessions and complying with related requirements of a municipal, state or national government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (each a “Regulatory Agency”). Such capital expenditures could exceed cash flow from operations and/or the amount of capital the Company has earmarked for the relevant Infrastructure Asset and the relevant Infrastructure Asset might need to secure additional capital through other means and sources, including selling assets or refinancing or restructuring its debt capital, which, if available, could be at higher interest rates and/or otherwise on more onerous terms than any existing debt financing. Sourcing of such capital through additional equity investment from third parties will dilute the Company’s interest in the relevant Infrastructure Asset and its returns and such dilution might be on the basis of valuations of hard-to-value illiquid assets, which could ultimately result in an over-dilution of the Company’s ownership, all of which will have an adverse impact on the Company’s financial returns generated by such Infrastructure Asset. Any delay or failure by the relevant Infrastructure Asset to secure such capital from other sources and to implement the necessary capital expenditures in whole or in part will also have an adverse impact on returns to the extent there is a delay or failure in its ability to achieve fully commissioned and/or cash-flowing status or to otherwise optimize its operational capabilities.

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

Supply chains could be further disrupted in the future by factors outside of the Manager’s or the Company’s control. This could include (1) a reduction in the supply or availability of the commodities required to produce the parts and components that an Infrastructure Asset needs to maintain existing projects and develop new projects from its development pipeline, (2) continuing effects of the COVID-19 pandemic, (3) the potential physical effects of climate change, such as increased frequency and severity of storms, precipitation, floods and other climatic events and their impact on transportation networks and manufacturing centers, and (4) economic sanctions or embargoes, including those relating to human rights concerns in jurisdictions that produce key materials, components or parts.

Any material delays in procuring equipment or significant cost increases of Infrastructure Assets could adversely impact the Company’s business and financial condition.

Changes or innovations in technology could affect the profitability of an Infrastructure Asset that relies on existing technology.

The Company could be exposed to the risk that a change could occur in the way a service or product is delivered to it or an Infrastructure Asset or other asset rendering the existing technology obsolete. While the risk could be considered low in the infrastructure sector given the massive fixed costs involved in constructing assets and the fact that many infrastructure technologies are well established, any technology change that occurs over the medium term, including the use of artificial intelligence and data science, could threaten the profitability of an Infrastructure Asset or other asset of the Company. If such a change were to occur, these assets would have very few alternative uses should they become obsolete.

Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us, including the Manager. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our and our third-party service providers’ information systems and technology may not be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for providing many of the aforementioned services. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including the Manager, could have a material adverse impact on our ability to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Furthermore, most of the Manager’s administrative personnel and our information system and technology infrastructure are located in New York City. Any disruption in the operation of the Manager’s New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during a public health crisis or pandemic.

We face additional risks if we participate in contractual arrangements relating to aircraft leasing.

The Company could participate in platform arrangements and other contractual arrangements relating to aircraft leasing. The airline industry is cyclical and highly competitive. Airlines and related companies (including airports) were adversely impacted by COVID-19 and could be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, further world health issues and other political or economic events adversely affecting world or regional trading. The airline industry is highly sensitive to general economic trends and has been materially impacted by the COVID-19 pandemic. Any further downturn in the global economy or in the relevant local economy could further adversely affect results of operations and financial conditions. Any such negative impact on the airline industry could increase the risk of any airline defaulting on the terms of any aircraft lease acquisitions made by the Company and the ability of the Company to source alternative airline operators to assume the obligations under such leases, which could adversely impact the performance of such acquisitions.

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

Events in the energy markets over the last few years have caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events continue (or even worsen), this could have an adverse impact on certain Infrastructure Assets of the Company and could lead to an overall weakening of global economies. The COVID-19 pandemic adversely affected the financial resources of and returns generated by an Infrastructure Asset in this sector and such adverse effect could reoccur in the event of another pandemic and continue for some time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. A stabilization or improvement of the conditions in the global financial markets generally and the energy markets specifically likely would aid the Company’s Infrastructure Assets in this sector. Absent such a recovery or in the event of a further market deterioration, the value of the Company’s Infrastructure Assets in this sector might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived current market dislocation.

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

Geopolitical developments and other local and global events outside of our control can, and periodically do, materially and adversely impact us.

Geopolitical developments and other local and global events outside of our control, including trade conflict, sanctions (reciprocal or unilateral), restrictions on foreign direct investment, trade barriers, civil unrest, national and international security events (including the outbreak of war, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our business and the business of our Infrastructure Assets. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine and unrest in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to global threats, including climate change. Our acquisition strategies target opportunities globally, and political instability and extremism, conflict, and civil unrest in any region where we have material business operations or Infrastructure Assets may have a material adverse effect on us.

Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our business. In addition, intensifying rivalries and conflicts in in the Asia-Pacific, Middle East, Europe and globally have created new complexities in the international business environment, including through the imposition of sanctions, national security-motivated regulatory changes, and protectionist policies by certain countries. Occurrence of war or hostilities involving a country in which we have Infrastructure Assets, investors, or otherwise could adversely affect our business.

We may have Infrastructure Assets in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our Infrastructure Assets may have through other interconnectivities, including supply chains, commodity prices and general macroeconomic exposure. The value of our Infrastructure Assets can be materially impacted by trade wars or other governmental actions related to tariffs or international trade agreements and policies that materially constrain cross-border flows of investment, which have the potential to increase costs, decrease margins, reduce the competitiveness of Infrastructure Assets and adversely affect the revenues and profitability of our Infrastructure Assets that are impacted by such policies. In addition, tariff increases may adversely affect suppliers and certain other customers of our Infrastructure Assets, which could amplify any negative impact. Further, the occurrence of war or hostilities involving a country in which we have Infrastructure Assets or have other interconnectivity could adversely affect the performance of these Infrastructure Assets.

Even with limited direct exposure to Russia prior to its invasion of Ukraine, the conflict and related sanctions imposed on Russia have exacerbated and may further exacerbate these trends, including with respect to oil and gas prices. Policies, such as restrictions on exports of food, have also increased globally as a result of Russia's invasion of Ukraine. Beginning in February 2022, the United States and other countries began imposing, and continue to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. In October 2023, for example, a UK court expanded the definition of “ownership or control” under UK sanctions that broadens the impact of UK sanctions on Russian entities. We and our Infrastructure Assets will be required to comply with these and potentially additional sanctions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our Infrastructure Assets’ businesses and prospects are currently unknown and may become significant.

It is not possible to predict the broader or longer-term consequences of the Russian invasion of Ukraine or continued tensions between the U.S. (and other countries) and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our Infrastructure Assets. These conflicts could result in further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets.

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

Finally, a pandemic, epidemic or other public health crisis, such as those caused by H5N1 (avian flu), severe acute respiratory syndrome (SARS) and the SARS-CoV-2 virus (COVID-19), may occur from time to time, which could adversely impact the Company, KKR, our Joint Ventures and our Infrastructure Assets. It is impossible to predict with certainty the possible future business and economic ramifications arising from the COVID-19 pandemic or any other public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our Infrastructure Assets and our financial results, (iii) our and our Infrastructure Assets’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing Infrastructure Assets, (vi) the ability of us or our Infrastructure Assets to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our Infrastructure Assets, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

Moreover, a change in global equity prices or in market volatility may impact the value of our Infrastructure Assets and our profitability as well as our ability to realize gains and the receptiveness of investors to our Shares. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment-grade credit markets, may adversely impact our financial results, the valuation of our Infrastructure Assets, the income that we recognize and our ability to deploy our capital. For our Infrastructure Assets that are publicly listed and thus have readily observable market prices, global equity market price declines may have a direct impact on valuation. For other Infrastructure Assets, these markets may have an indirect materially adverse impact on our valuations to the extent we utilize market multiples as a critical input to ascertain fair value of our Infrastructure Assets that do not have readily observable market prices.

The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Annual Report on Form 10-K.

Our Infrastructure Assets may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of Infrastructure Assets will be realized.

The Company owns and will seek to own Infrastructure Assets that are assets, businesses or projects that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows and relatively high cash distributions; and assets with a long-term expected hold period. Whether and to what extent such characteristics exist with respect to an Infrastructure Asset is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the Company’s Infrastructure Assets, but there can be no assurance that perceived or expected mitigating characteristics associated with the Company’s Infrastructure Assets (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that the Company will own other types of Infrastructure Assets (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as the Manager may determine are appropriate for the Company in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Manager. There can be no assurance that any perceived benefits of Infrastructure Assets will be realized and the Company’s Infrastructure Assets may not exhibit the forgoing characteristics.

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

Risk management activities may not be effective and, consequently, may adversely affect our return.
We seek to identify, monitor and manage financial and non-financial risks effectively. However, we cannot guarantee that we can accurately or effectively price, identify and predict, manage or ameliorate our risks. Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could materially and adversely affect us. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate our business from all risks, and we may be unable to identify all risks and limit our exposures based on our assessments. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all applicable KKR’s employees will follow our risk management policies and procedures. If our modeling of, processes relating to, analysis of or management of risk do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on our return.

The Company expects to (but is under no obligation to) enter into swaps, forward contracts and other arrangements for hedging purposes to preserve a return on a particular Infrastructure Asset or to seek to protect against risks relating to the Company’s Infrastructure Assets, including fluctuations in interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of interests that are held and other changing market conditions. We do not seek to hedge our exposure in all currencies or all holdings, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.

The success of any hedging or other derivative transactions that we enter into generally will depend on our ability to correctly predict market changes. As a result, while we may enter into such transactions in order to reduce our exposure to market risks, unanticipated market changes may result in poorer overall performance than if the hedging or other derivative transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our holdings, because the value of such holdings is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge. Moreover, such transactions have special risks associated with them, including the possible bankruptcy or insolvency of, or default by the counterparty to the transaction and the illiquidity of the instrument acquired by the Company relating thereto. Infrastructure Assets can also enter into hedging transactions in order to hedge risks applicable to them. Such transactions are subject to similar risks to those described above. The Company could be exposed to such risks by reason of its holding of the relevant Infrastructure Asset, and there can be no assurance that any hedging strategies will be effective in protecting against currency exchange rate fluctuations or other risks. Additionally, if we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially and adversely affect our business and financial condition.
While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when we have insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by us. Various regulators have proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. Although the Company might benefit from the use of hedging transactions, changes in currency exchange rates or other factors could result in a poorer overall performance for the Company compared to what the Company’s performance would have been if it had not entered into hedging transactions.
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

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of an Infrastructure Asset or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire Infrastructure Assets, and additional approvals could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant Infrastructure Asset’s customer base. There can be no assurance that an Infrastructure Asset will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sale to third parties, or could otherwise result in additional costs and material adverse consequences to an Infrastructure Asset and the Company.

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

Misconduct of employees of the Manager or by third-party service providers could cause significant losses to us.

Misconduct of employees of the Manager or its affiliates could include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized acquisition activities or concealing unsuccessful acquisition activities (which, in either case, could result in unknown and unmanaged risks or losses). Employee misconduct could also involve illegal or otherwise inappropriate acts that are not directly related to us or any Infrastructure Assets but nonetheless have a material adverse impact (including reputational damage) on us, the Manager or our or its affiliates. Losses could also result from actions by third-party service providers, including, without limitation, misappropriating assets or a failure of a custodian that holds our assets. In addition, employees of the Manager or its affiliates as well as third-party service providers might improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Manager will identify or prevent any such misconduct.

Complex regulations may limit our ability to raise capital, increase the costs of our capital raising activities and may subject us to penalties.

We may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act and ERISA in conducting our business. These exemptions and exclusions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Company) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If we or any of the covered persons associated with the Company are subject to a disqualifying event, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds.

Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our Infrastructure Assets create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State and other anti-money laundering laws. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing investors, finding new investors and sourcing new Infrastructure Assets, as well as activities by our Infrastructure Assets. Some of these regulations provide that penalties can be imposed on us for the conduct of an Infrastructure Asset, even if we have not ourselves violated any regulation.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran and requires public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates “knowingly” engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government's treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, in 2023, China restricted the export of gallium and germanium products, which are used in the fabrication of microchips, and may impose additional export restrictions in the future.

Similar laws in non-U.S. jurisdictions, such as European Union (“EU”) sanctions and blocking statutes, the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the EU has adopted measures, such as Council Regulation (EC) No. 2271/96, that could restrict certain persons and entities subject to EU jurisdiction from complying with extra-territorial sanctions imposed by other jurisdictions, such as the United States. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by Infrastructure Assets which we acquire.

In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most EU Member States now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine. In addition, in 2023, certain U.S. states have enacted their own state-level restrictions on Chinese investments. The U.S. government also announced in 2023 an Advanced Notice of Proposed Rule Making, which is seeking comments on a proposed rule that would restrict out-bound investments by U.S. persons in certain national security technologies and products. Other countries may adopt similar outbound investment restrictions in the future.

Under these laws, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable Infrastructure Assets, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our

Infrastructure Assets. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our Infrastructure Assets that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our Infrastructure Assets to comply with them could expose us to significant penalties, sanctions, loss of future acquisition opportunities, additional regulatory scrutiny, and reputational harm.

We are subject to focus by some of our Shareholders, regulators and other stakeholders on ESG.

Some Shareholders, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, diversity, equity and inclusion, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain Shareholders may consider our and the Manager’s record of, and approach to, responsible investing, in determining whether to invest in our Shares. Certain Shareholders have also demonstrated increased activism, with respect to investing, including by urging companies to take (or refrain from taking) certain actions that could adversely impact the value of our Shares and at times, have conditioned future capital commitments on such actions. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective Shareholders may use third-party benchmarks or scores to measure our responsible investment practices and to decide whether to invest in our Shares, and failure to meet their standards may materially and adversely affect us. There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s sustainability policies and procedures will remain unchanged because the Manager continuously reviews our approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular Infrastructure Asset. We and the Manager may determine at any time that it is not feasible or practical to implement or complete certain sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other factors. Growing interest on the part of Shareholders and regulators in ESG factors and increased demand for, and scrutiny of, sustainability-related disclosure, have also increased the risk that we or the Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.

Although we view our sustainability approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into our operations. This divergence exists across the jurisdictions and localities of our Infrastructure Assets, in which case, it may result in conflicting sustainability-related regulations and legal frameworks which increases compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, and reactive stakeholder engagements.

Additionally, our business could be adversely affected if we or our Infrastructure Assets fail to comply with applicable ESG regulations. If regulators enact new rules, disagree with our sustainability procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. There has been increased regulatory focus on the sustainability-related practices of companies, including in relation to improving transparency regarding the definition, measurement and disclosure of ESG factors. There are many recently proposed and final ESG rules, regulations, priorities and enforcement actions that may materially and adversely affect us.

For example, in the United States, in March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, we will be subject to certain of these requirements commencing with the year ending December 31, 2027.

Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. Compliance efforts raise a number of challenges and may place strain on the Manager’s personnel, systems and resources, and we may incur significant compliance costs. Generally, we expect Shareholder demands and the prevailing legal environment to require us to devote additional resources to sustainability matters in our review of prospective Infrastructure Assets and management of existing Infrastructure Assets, which will increase our expenses. Additionally, failure to comply with such rules or meet Shareholder expectations may adversely affect our business and reputation, and negatively impact our ability to raise capital and the NAV of our Shares.

We are subject to risks resulting from owning and controlling Infrastructure Assets outside of more developed economies.

The Company has been formed to own, control and operate Infrastructure Assets and related Joint Ventures with a long-term horizon, primarily located in OECD countries in North America, Western Europe and Asia. A portion of its Infrastructure Assets may be located in less-developed or developing countries. The Company may also hold securities, properties and other assets organized in or subject to the laws of one or more countries in Western Europe, including countries with emerging economies, which may lack social, political and economic stability, and the legal systems of some countries in the region may lack transparency or could limit the protections available to non-U.S. investors, and the Company’s Infrastructure Assets could be subject to nationalization and confiscation without fair compensation. Owning and controlling non-U.S. Infrastructure Assets involves certain factors not typically associated with owning and controlling Infrastructure Assets in the United States, the European Economic Area (as currently constituted, the ‘‘EEA’’) and other more developed countries, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the United States dollar and non-U.S. currencies in which the Company’s foreign Infrastructure Assets are denominated, and costs associated with conversion of principal and income from one currency into another, (b) differences between U.S. and non-U.S. Infrastructure Assets and (c) the possible imposition of withholding or other taxes on income or gains recognized with respect to Infrastructure Assets. In addition, certain of these capital markets involve certain factors not typically associated with investing in established securities markets, including, without limitation, risks relating to: (i) differences arising from less developed economies; (ii) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (iii) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval, as described further herein), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (iv) potentially material and unpredictable governmental influence on the national and local economies; (v) fewer or less attractive financing and structuring alternatives and exit strategies; and (vi) the possible imposition of local taxes on income and gains recognized with respect to Infrastructure Assets. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Company that are held, directly or indirectly, in certain countries.

Fluctuations in currency values could adversely affect the U.S. dollar value of Infrastructure Assets, interest, dividends and other revenue streams received by us, gains and losses realized on the sale of Infrastructure Assets and the amount of distributions, if any, to be made by us.

A material number of our acquisitions and the income received by us with respect to such acquisitions might be denominated in various non-U.S. currencies. However, our books will be maintained, and subscriptions to and redemptions and distributions from the Company will be made, in U.S. dollars.

Certain currencies have experienced substantial devaluations compared to the U.S. dollar and further devaluations could occur in the future. Certain countries have implemented or could implement strict controls on foreign exchange, which could result in artificially pegged exchange rates that distort the results of, and returns on, holdings in such countries. To the extent that the U.S. dollar appreciates relative to these currencies, the U.S. dollar value of these assets is likely to be adversely affected. In addition, if the currency in which we receive dividends, interest or other types of payments (such as liquidating payments) declines in value against the U.S. dollar before such payments are distributed, the dollar value of these payments would be adversely affected if not sufficiently hedged. Further, our ability and the ability of our Infrastructure Assets to convert freely between the U.S. dollar and the local currencies could be restricted or limited and, in a number of instances, exchange rates and currency conversion are controlled directly or indirectly by governments or related entities. Currencies of some countries in which we are permitted to invest are often subject to government intervention, restrictions on repatriation and similar restrictions, which exacerbates the risk of unexpected fluctuations and/

or could cause the Company and/or its Infrastructure Assets to incur significant costs or experience substantial delays in, or be prohibited from, converting currencies.

In addition, we will incur costs in converting investment proceeds from one currency to another. Where practicable, we might enter into hedging transactions designed to reduce such currency risks. Furthermore, our Infrastructure Assets could in many cases be subject to risks relating to changes in currency values, as described above. If an Infrastructure Asset suffers adverse consequences as a result of such changes, we likely would also be adversely affected as a result. Due to ongoing developments surrounding the regulation of OTC derivatives, our ability to hedge currency risk could be limited.

Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for acquisition and capital appreciation and political and economic developments. The Manager could try to hedge these risks by investing directly in foreign currencies, buying and selling forward foreign currency exchange contracts and buying and selling options on foreign currencies, but there can be no assurance such strategies will be effective.

We may acquire businesses whose functional currency is the Euro. In the past, the stability of the financial markets has been subject to significant fluctuations, including periods where there has been speculation as to the possibility of a default by a sovereign state in Europe in respect of its debt obligations (and as to the consequences of such a default or the action that will be taken by European central banking authorities to prevent, or to mitigate the impact of such a default), and the value of publicly traded securities throughout the world has become more volatile. Certain EU countries with high levels of sovereign debt have had difficulty refinancing their debt, and concern that the Euro common currency might be devalued, or that sovereign default risk could become more widespread, has led to significant volatility in the exchange rate between the Euro, U.S. dollar, and other currencies. These factors could have an adverse effect on the liquidity and value of our Infrastructure Assets and on returns to Shareholders.

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

KKR, through its ownership of all of the Company’s outstanding Class G Shares, holds, directly and indirectly, all of the voting power of the Company. As the sole holder of the Company’s Class G Shares, KKR is able to control the appointment and removal of all members of the Board, including the Company’s independent directors, and, accordingly, exercises substantial influence over the Company and its Infrastructure Assets.

In addition, the success of the Company depends on the ability of the Manager and its affiliates to identify and consummate suitable Infrastructure Assets and to dispose of Infrastructure Assets of the Company at a profit. The Company relies on the skill and expertise of the Manager and the KKR Infrastructure Team, and others providing advice and services with respect to the Company. There can be no assurance that these key business professionals or other persons will continue to be associated with or available to the Manager or its affiliates throughout the life of the Company. The loss or reduction of the services of one or more of such persons could have an adverse impact on the Company.

The Company’s Management Agreement requires the Company to make significant payments to the Manager if the Company terminates the Management Agreement through the payment of the Termination Fee. The Management Agreement provides that the Manager may terminate the Management Agreement only if the Company defaults in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues unremedied for a period of thirty (30) days after written notice of the breach is given to the Company. The Management Agreement may be terminated upon the affirmative vote of all of our independent directors. In the event of termination, we must provide the Manager 90 days’ written notice. Upon termination, the Manager will be paid a Termination Fee. The Manager may terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company shall not be required to pay the Termination Fee. The Management Agreement will not be able to be terminated for any other reason, including if the Manager or KKR experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or Infrastructure Assets, and the Management Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Manager is an affiliate of KKR and KKR has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Management Agreement, even in the case of a default. If the Manager’s performance does not meet the expectations of Shareholders, and the Company is unable or unwilling to terminate the Management Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share could decline. In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any KKR Shares within 30 days of the effective date of the termination at a price per Share equal to NAV per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate Infrastructure Assets at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other Shareholders’ investments in our Shares.

Furthermore, although the KKR Infrastructure Team members and other investment professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the KKR Infrastructure Team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader KKR Infrastructure platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain KKR Vehicles (including, without limitation, infrastructure funds, vehicles and/or accounts) as further described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other KKR Activities” below. In addition, KKR may from time to time establish new KKR Vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and KKR investment professionals (including certain of the Company’s team members) will spend time and attention on such KKR Vehicles.

Finally, although the Manager expects to have access to the appropriate resources, relationships, and expertise of KKR (subject to information-sharing policies and procedures with respect to KKR’s credit and private equity business and KKR’s broker-dealer affiliate), there can be no assurance that such resources, relationships, and expertise will be available for every transaction. In addition, investment professionals and committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any acquisition-related decision by the relevant committee because, for example, they have acquired confidential information relating to an investment through their involvement with a KKR Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant Infrastructure Asset. Modifications to KKR’s management, operating and investment procedures, which can be modified at any time, can also result in changes to the investment professionals and other resources that the Manager has access to with respect to the management of the Company and its Infrastructure Assets.

Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets.

The success of the Company depends on the ability of the Manager and its affiliates to identify and select appropriate Infrastructure Assets, as well as the Company’s ability to acquire these Infrastructure Assets. The infrastructure sector in which the Company owns and controls Infrastructure Assets has become highly competitive. The Company competes for Infrastructure Assets with operating companies, financial institutions, and entities specializing in engineering, and other institutional investors as well as private equity, hedge, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Before making a recommendation, the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each Infrastructure Asset. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, ESG and legal issues and assessment of cybersecurity and information technology systems. In particular, the nature and scope of our Manager’s ESG diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

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

Except for the general business guidelines provided in this Annual Report on Form 10-K and our Private Placement Memorandum, there is no information as to the nature and terms of any Infrastructure Assets that a prospective shareholder of the Company can evaluate when determining whether to purchase Shares of the Company. Shareholders will not have an opportunity to evaluate for themselves or to approve any Infrastructure Assets. Shareholders will therefore be relying on the ability of the Manager to select Infrastructure Assets to be acquired by the Company. Because acquisition and ownership of such Infrastructure Assets are expected to occur over a substantial period of time, the Company faces the risks of changes in interest rates and adverse changes in the financial markets. Even if the Infrastructure Assets of the Company are successful, returns may not be realized by Shareholders for a period of several years.

We will rely on the ability of the management teams of our Infrastructure Assets to implement any agreed-upon business plans but cannot assure they will be able to do so in accordance with the Company’s expectations.

The day-to-day operations of each Infrastructure Asset that the Company owns and operates will be the responsibility of such Infrastructure Asset’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager is responsible for monitoring the performance of each Infrastructure Asset, the Company relies significantly on the management teams and boards of directors of Infrastructure Assets acquired by the Company, including to effectively implement any agreed-upon business plans. There can be no assurance that the existing management team of any Infrastructure Asset or any successor thereto will be able to operate such Infrastructure Asset in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of an Infrastructure Asset could cause significant losses in respect of the relevant asset. Our employees, consultants or sub-contractors and those of our Infrastructure Assets may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such Infrastructure Asset’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our employees, consultants or sub-contractors or the employees of Infrastructure Assets were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of management resources to KKR Vehicles and us, which could result in decisions that are not in the best interests of our Shareholders.

As of the date hereof, KKR owns all of our outstanding Class G Shares, providing it with special rights and privileges not available to other Shareholders. In addition, our Manager is a wholly-owned subsidiary of KKR, and certain of our executive officers are employees of KKR or one or more of its subsidiaries. As a result, KKR has the power to significantly influence our business and affairs and can exercise significant influence over the Company, including removing directors (including independent directors), electing directors and filling any vacancies on the Board.

As further described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” below, conflicts of interest will at times arise in allocating time, services, or resources among the business activities of the Company, KKR Vehicles, affiliated KKR investment entities (including proprietary investment entities) and the executives of KKR. The Manager will devote such time as shall be necessary to conduct the business affairs of the Company in an appropriate manner. However, KKR, the Manager and their affiliates will continue to devote the resources necessary to manage KKR Vehicles and affiliated KKR investment entities (including proprietary investment entities), and to manage the investment activities of the executives of KKR. KKR, the Manager and their affiliates are not precluded from conducting activities unrelated to the Company or KKR Vehicles. We believe that these other activities will not materially interfere with KKR’s or the Manager’s responsibilities to the Company. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

We will pay our Manager the Management Fee regardless of the performance of our Infrastructure Assets. Our Manager’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking Infrastructure Assets that provide attractive risk-adjusted returns for us. Because such

Management Fee is also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our Shareholders. Consequently, we are required to pay our Manager the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our assets during that period.

KKR has the ability to earn the Performance Participation Allocation, which may create an incentive for our Manager to seek Infrastructure Assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term performance and thereby increase the Performance Participation Allocation to which it is entitled. In addition, we are required to reimburse our Manager and its affiliates for certain expenses incurred by them on our behalf, as set forth in our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.

The Company is not, and does not intend to become, regulated as an investment company under the Investment Company Act, and if the Company were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for the Company to operate as contemplated.

The Company intends to continue to operate its business in a manner such that neither of the two relevant definitions of “investment company” under the Investment Company Act are applicable to it. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term ‘‘investment securities,’’ among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of ‘‘investment company’’ set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 20% of its total assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A) of the Investment Company Act, the Company is not an investment company because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through its Joint Ventures, the Company is primarily engaged in the businesses of its Joint Ventures, namely, the business of owning and controlling Infrastructure Assets.

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

The Investment Company Act provides certain protections to investors and imposes certain restrictions on companies that are required to be regulated as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. If the Company were required to register as an investment company under the Investment Company Act, it would be impractical for the Company to operate as contemplated. Agreements and arrangements between and among the Company and the Manager would be impaired, the type and amount of acquisitions that the Company would be able to make as a principal would be limited and its business, financial condition and results of operations would be materially and adversely affected. Accordingly, the Company would be required to take extraordinary steps to address the situation, such as the amendment or termination of the Management Agreement, the restructuring of the Company and its Joint Ventures, the amendment of the Company’s LLC Agreement, the mandatory repurchase of its Shares from certain Shareholders in order to rely on an exemption for private companies under the Investment Company Act, or the termination and liquidation of the Company, any of which could incur significant costs and materially and adversely affect the value of the Shares.

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

Extensive regulation of the Manager’s business may impede its ability to effectively manage our Infrastructure Assets, which could materially and adversely affect our business.

The Manager’s business is subject to extensive regulation, legislative focus and regulatory scrutiny, and its compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which the Manager operates around the world.

Any of these governmental and regulatory authorities may challenge the Manager and its employees’ compliance with any applicable laws and regulations, and the Manager and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or include adverse limitations or prohibitions on the Manager’s ability to conduct its business. In addition, the adverse publicity relating to the regulatory activity or imposition of these sanctions could be significant.

Any of the foregoing consequences or events may damage the Manager’s relationships with existing and potential investors in KKR Vehicles, impair its ability to raise capital for KKR Vehicles, impair its ability to carry out investment activities, and contravene provisions concerning compliance with laws and regulations in the agreements to which the Manager is a party.

Any of current changes or potential changes in the regulatory framework applicable to the Manager’s business, as well as adverse news media attention, may: impose additional expenses or capital requirements on the Manager; limit its fundraising for its investment products; result in limitations in the manner in which its business is conducted; have an adverse impact upon its results of operations, financial condition, reputation or prospects; impair its employee retention or recruitment; and require substantial attention by senior management of the Manager. The foregoing constraints imposed on the Manager may impede its ability to effectively manage our portfolio companies, which could have a material adverse effect on our business, financial condition, results of operations.

Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.

The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by our Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of our Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares, whatsoever. When the Board is permitted to or required to make a decision in its ‘‘discretion’’ or that it deems ‘‘necessary or appropriate’’ or ‘‘necessary or advisable,’’ then the Board will be entitled to consider only such interests and factors as it desires, including the interests of KKR and its affiliates and will not be subject to any different standards imposed by the LLC Agreement, the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against directors if the directors breach their obligations pursuant to the LLC Agreement. Unless a director breaches her or his obligations pursuant to the LLC Agreement, we and holders of our Shares will not have any recourse against such director even if such director were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in the LLC Agreement, the LLC Agreement provides that members of the Board will not be liable to our Shareholders, for any losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission or for any breach of contract (including a breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, (A) in respect of the matter in question, such member of the Board acted in bad faith or engaged in fraud or willful misconduct or (B) the action or omission by such member of the Board was not made in the course of performing, or pursuant to, the Board’s duties. These provisions are detrimental to the holders of our Shares because they restrict the remedies available to Shareholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

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

Also, if the Board obtains the approval of our Audit Committee, the resolution will be deemed to be approved by all Shareholders of the Company and deemed not to be a breach by the Board of the LLC Agreement or any duties it may owe to the Company or holders of our Shares. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If Shareholders purchase, receive or otherwise hold Shares, they will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the Audit Committee.

We have also agreed to indemnify and hold harmless the members of the Board and the officers of the Company (each such person being an “Indemnified Party”), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission of an Indemnified Party, or for any breach of contract (including breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Indemnified Party’s action or omission constitutes fraud, willful misconduct or bad faith or the Indemnified Party’s actions or omissions were not made in the course of performing or pursuant to the Indemnified Party’s duties as a director, officer, trustee, manager, employee or agent of the Company or an affiliate thereof.

The Board may cause the Company to repurchase Shares from time to time or assign this right to KKR or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, a Shareholder may have its Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement included as an exhibit to this Annual Report on Form 10-K. Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

Our LLC Agreement includes a jury trial waiver that could limit the ability of Shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement contains a provision pursuant to which Shareholders of the Company waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement, or the business or affairs of the Company. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Shareholder of the Company as a result of a transfer or assignment of Shares would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

If the Company opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a Shareholder of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the LLC Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Our LLC Agreement designates the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Shareholders, which could limit our Shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

As permitted by the LLC Act, our LLC Agreement provides that each Shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the business of the Company (including any claim arising under the internal affairs doctrine). This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not arise out of or are unrelated to our LLC Agreement or the business of the Company (including any claim under the internal affairs doctrine).

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement provides that each Shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Any person or entity purchasing or otherwise acquiring any interest in Shares of the Company will be deemed to have notice of and consented to the forum provisions in our LLC Agreement. Moreover, this choice of forum provision may limit a Shareholder’s ability to bring a claim in a judicial forum that the Shareholder finds favorable for disputes with the Company or any of the Company’s directors, officers, other employees or Shareholders, which may discourage lawsuits with respect to such claims.

KKR, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

The LLC Agreement includes exculpation and indemnification provisions that limit the circumstances under which the Manager and KKR, their respective affiliates, our directors and officers and others can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, KKR investment professionals and their respective affiliates, and placement agents and finders, are entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to Shareholders. Such obligations will survive the dissolution of the Company. KKR and its affiliates will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that KKR and its affiliates operates. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the directors, the Manager and its affiliates and KKR and its affiliates are modified pursuant to the terms of the LLC Agreement and to the extent permitted by law. As a result, the Shareholders have a more limited right of action in certain cases than they would in the absence of such limitations.

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the filing of this Annual Report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.

Certain acquisitions by the Company that involve the acquisition of a business connected with or related to national security or that has a nexus to critical or sensitive sectors could be subject to review and approval by CFIUS and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the Company. In the event that CFIUS or another regulator reviews one or more of the Company’s proposed or existing Infrastructure Assets, there can be no assurances that the Company will be able to maintain, or proceed with, such acquisitions on terms acceptable to the Company. CFIUS or another regulator could impose limitations on or prohibit one or more of the Company’s acquisitions of Infrastructure Assets. Such limitations or restrictions could prevent the Company from maintaining or pursuing acquisitions, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain acquisitions that we believe would otherwise be attractive to the Company and our Shareholders.

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

We could become subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability.

Plan Assets. We will use commercially reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute ‘‘plan assets’’ of any Shareholder that is a “benefit plan investor” within the meaning of ERISA.
If, notwithstanding our commercially reasonable efforts, the assets of the Company were deemed to constitute ‘‘plan assets’’ of any Shareholder that is a “benefit plan investor,” this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, with respect to a benefit plan investor that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Prospective investors should consult with their own advisors as to the consequences of making an investment in the Company.

Controlled group liability. Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both ‘‘parent-subsidiary groups’’ and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its Infrastructure Assets, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.”

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

The adoption, interpretation and application of consumer, data protection and/or privacy laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Manager, the Company and/or any Infrastructure Assets, and as such could increase costs and require the dedication of additional time and resources to ensure compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its Infrastructure Assets are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

Many U.S. states and foreign countries and governmental bodies, including the EU member states, have enacted and continued to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons such as the Manager, the Company or their respective service providers process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4.0% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. As of the beginning of 2021 (when the transitional period following Brexit expired), data processors and controllers are required to comply with the GDPR as well as the United Kingdom equivalent, which exposes us to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the U.K. to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our Infrastructure Assets may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the California Consumer Privacy Act, or CCPA, which was further expanded by the California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022), provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. The CCPA was expanded on January 1, 2023, when the CPRA amendments to the CCPA became operative. Additional U.S. states have passed their own comprehensive consumer privacy laws, some of which went into effect in 2023 or will go into effect in 2024, and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our Infrastructure Assets. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates.

Infrastructure Assets are subject to Privacy Laws in the jurisdictions in which they operate. Compliance with current and future Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned business activities and as such could increase costs for the Company and/or Infrastructure Assets. Although the Company, the Manager and KKR intend to make reasonable efforts to comply with all Privacy Laws, we may not be successful in complying with the rapidly evolving privacy, data protection, and security requirements discussed above. Further, there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident or other claim that a consumer’s privacy rights have been violated. Any actual or perceived failure to comply with our posted privacy policies, Privacy Laws, or any other legal obligations, such as contractual obligations, relating to privacy, data protection, security, breach notification or consumer protection, could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines and damages, which could have an adverse effect on our business, reputation, results of operations or financial condition. In addition, we could be required to fundamentally change our business activities and practices or modify our solutions and services, which could have an adverse effect on our business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations or financial condition.

Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

In the ordinary course of our business, we may collect, process, and store proprietary, confidential, and sensitive information, including personal information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who work with us in connection with certain elements of our operations.

We cannot assure Shareholders that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers.

IT systems and related software applications, including those owned or controlled by third parties, are integral to our business. The Company, its Infrastructure Assets, the Manager, their affiliates and their service providers are subject to risks associated with a breach in cybersecurity, including business disruption and information security risks. A business disruption or outage could be caused by various events including pandemics, natural catastrophes, systems outages or a cybersecurity attack. See also “—Force majeure events may adversely affect our assets.” Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity attacks are increasing in frequency and severity and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, disrupted denial of service attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized or unintended release of confidential or otherwise protected information, including, without limitation, personal information and information regarding the Shareholders and the Company’s business activities, and corruption of data. In particular, ransomware attacks are evolving and typically carried out via a form of malicious software designed to encrypt the files on and/or block access to the information system until the demanded ransom is paid, resulting in significant business disruption, financial losses (including potentially ransom payments and/or costs and expenses associated with engaging decryption specialists), reputational costs, and loss of data. Infrastructure Assets of entities such as the Company, broker-dealers, investment advisers, investment companies and service providers to such entities are especially vulnerable to ransomware attacks because they are seen as attractive targets that are more willing to pay the demanded ransom. Private fund managers who disclose information about their senior management executives in routine public filings, which is the case with respect to KKR, could also be targeted. The damage or interruptions to information technology systems might cause losses to the Company or the Shareholders, including, without limitation, by interfering with the processing and completion of transactions, affecting the Company’s ability to conduct valuations or impeding or sabotaging trading, or by damaging the Company’s Infrastructure Assets through direct economic losses or indirect losses from reputational harm or related litigation or regulatory action. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers. The Company could also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, notifications to regulators and affected individuals, litigation, regulatory fines/penalties, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Manager to civil liability as well as regulatory inquiry and/or action. The SEC’s Office of Compliance Inspections and Examinations has issued risk alerts regarding cybersecurity and the prevention of ransomware attacks, which remain one of its key examination priorities. Shareholders could also be exposed to losses resulting from unauthorized use or dissemination of their personal information. If a security breach or other incident were to result in the unauthorized access to or unauthorized processing of personal, sensitive or other regulated information, it may be necessary to notify individuals, governmental authorities, supervisory bodies and other parties pursuant to Privacy Laws. Affected users (including customers or third parties) or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosures of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. KKR does not control the cybersecurity systems put in place by third-party service providers, which could have limited indemnification obligations to KKR, the Company or any Infrastructure Asset of the Company, each of which could be negatively impacted as a result.

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

Risks Related to an Investment in Our Shares

There is no public trading market for the Shares and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.

The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. Therefore, repurchase of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. We expect to continue at a price equal to the transaction price of the class of Shares being repurchased on the date of repurchase (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to our share repurchase plan. In addition, there are substantial restrictions upon the repurchase of Shares under the LLC Agreement and applicable securities laws. Repurchase requests pursuant to our share repurchase plan, with certain exceptions, will be subject to the Early Repurchase Fee if the Shares are repurchased within 24 months of the original issue date of such Shares. Consequently, Shareholders must be prepared to bear the risks of owning Shares for an extended period of time. See “Item 1. Business—Share Repurchases.”

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

Distributions to Shareholders will be made only if, as and when declared by the Manager. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s Infrastructure Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company’s operating activities, or the actual or anticipated Management Fee. If the Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Manager’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Manager. Neither the Manager nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Manager does not charge a Management Fee on and KKR does not receive a Performance Participation Allocation for KKR Shares, the per Share amount of distributions on the KKR Shares could be higher compared to the Investor Shares.

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

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price Shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Company’s transactional net asset value per Share, Shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, Shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.

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

The monthly valuations performed by the Manager may vary from similar valuations performed by any independent third parties for similar types of assets. The valuation of illiquid assets is inherently subjective and subject to increased risk that the information utilized to value such assets or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the assets, market conditions at the time of such valuations and/or any anticipated disposition of the assets, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the assets, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s assets may also be affected by any changes in accounting standards, policies or practices as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of Infrastructure Assets, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. Accordingly, such values may not accurately reflect the actual market values of the assets, and, thus, Shareholders will likely make decisions as to whether to purchase or submit for repurchase Shares without complete and accurate valuation information.

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

In addition, Shareholders would be adversely affected by a higher Management Fee and by higher Performance Participation Allocations if the Company’s NAV is overstated. Due to a wide variety of market factors and the nature of certain assets to be held by the Company, there is no guarantee that the value determined by the Company will represent the value that will be realized by the Company on a realization of the asset or that would, in fact, be realized upon an immediate disposition of the assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Fees.”

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

Any discrepancy between the NAV of the Company used in connection with the repurchase or issuance and the actual NAV of the Company as of the date of such repurchase or issuance may have an adverse effect on the Shareholder from whom Shares are repurchased, the Shareholder to whom Shares are issued or the Company as a whole, as applicable. Any such discrepancy may also lead the Company to dispose of more assets than necessary, and potentially at less advantageous prices. For example, in the event the Company were to liquidate certain of its holdings in order to satisfy repurchase requests based on a determination of NAV of the Company used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Company as of the repurchase date, a repurchasing Shareholder requesting to repurchase a certain percentage of its Shares may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby adversely affecting remaining Shareholders and the ability of the Company to employ the excess amounts paid out for the assets of the Company or other cash needs. If the Company were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Company would have borrowed had the correct NAV been used to calculate repurchase proceeds, and such higher borrowing may have an adverse effect on the remaining Shareholders. In addition, if a new purchase of Shares by a new Shareholder is made based on such erroneously high NAV, the number of Shares issued to such new Shareholder will be lower than the number of Shares it should have received.

See “Item 1. Business—Net Asset Value— Valuation Policies and Procedures” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Valuation Matters.”

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

Prospective shareholders will not know the NAV per Share of their investment until after the investment has been accepted.

Prospective shareholders will not know the NAV per Share of their investment until after their subscription has been accepted. Prospective shareholders will be required to subscribe for a dollar amount, and the number of Shares that such shareholder receives will subsequently be determined based on our NAV per Share as of the end of the month immediately before such prospective shareholder’s subscription is accepted by the Company (e.g., a subscription for Shares accepted by the Company on September 1 of a calendar year will be based upon our NAV as of August 31 of that year, which NAV will generally not be available until after September 1 of that year). Prospective shareholders will learn of such NAV and the corresponding number of Shares represented by their subscription after we publish the NAV per Share.

We are a new company and have a limited operating history.

The Company and the Manager have limited operating history upon which prospective shareholders can evaluate their performance. Further, Shareholders should draw no conclusions from the prior experience of the members of the KKR Infrastructure Team, whether or not they have been with KKR and involved in the Company or KKR funds, or the performance of any investments of KKR or its affiliates or of funds, vehicles or accounts sponsored or managed by any of them, and should not expect to achieve similar returns. The past performance of KKR’s investment funds, vehicles and accounts is not predictive of the Company’s performance, in particular because the structure, terms and objectives of certain of such funds, vehicles and accounts differ from the business objectives of the Company. The Company’s Infrastructure Assets are expected to differ from previous investments (including previous infrastructure investments) made by KKR in a number of respects. Also, some of the KKR investment personnel involved in the investments of KKR’s investment funds, vehicles and accounts may not be involved in the business activities of the Company. KKR has not previously sponsored or managed an operating company that owns and operates Infrastructure Assets for the long term pursuing the same primary business objective and strategy as the Company. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new company, including the risk that it will not achieve its business objectives and that the value of Shares could decline substantially.

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

Due to the nature of Infrastructure Assets, Shareholders have limited liquidity and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.

A purchase of our Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Infrastructure Assets are generally less liquid and involve longer hold periods than traditional monthly NAV equity holdings, and, in the case of the Company, certain Infrastructure Assets may be held for the long-term. Investments in infrastructure projects can be difficult or impossible to realize. Since there is no established market for the Shares, and none is expected to develop, a Shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company are subject to restrictions on resales under applicable securities laws.

Repurchases of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful Infrastructure Assets may be realized before gains on successful Infrastructure Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a Shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a Shareholder’s request for repurchase will be determined by the Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of Infrastructure Assets, the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Manager determines there is insufficient liquidity to meet repurchase requests under the share repurchase plan, such requests will be delayed until the Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own Infrastructure Assets for the long term, which will be structured through Joint Ventures. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Infrastructure Assets for purchase by the Company and will also limit the ability of the Company to sell Infrastructure Assets at their fair value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

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

Certain of the Company’s holdings may be securities that are or become publicly traded and are therefore subject to the risks inherent in holding public securities. Such holdings will involve economic, political, interest rate, and other risks, any of which could result in an adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices.

A Shareholder’s ability to have its Shares repurchased by us is limited.

The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not readily marketable and Shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

We may choose to repurchase fewer Shares than have been requested to be repurchased, in our discretion at any time, and the amount of Shares we may repurchase is subject to caps. Further, the Board may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our Shareholders.

In recognition that a secondary market for the Shares likely will not develop, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may choose to repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer Shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold Infrastructure Assets is a better use of our capital than repurchasing our Shares. In addition, the aggregate NAV of total repurchases is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5.0% of our aggregate NAV (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). If quarterly repurchase requests significantly exceed the 5.0% limit and for an extended period of time, Shareholders will not be able to realize the full redemption value of their investments. The Company may conduct tender offers for any

Excess Shares at a price based on the NAV or about a 10% discount to NAV per Share for each applicable class following the settlement of a quarterly Share repurchase offer pursuant to our share repurchase plan. If the Company offers to repurchase Excess Shares at a discount to NAV, Shareholders who elect to tender their Shares for repurchase at a discount may receive less than the full value of their Shares. There is no guarantee that such Excess Shares will be repurchased and create actual additional liquidity to such Shareholder.

Further, our Board may make exceptions to, modify, or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. The Board cannot terminate our share repurchase plan absent a liquidity event which results in our Shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all Shares of the Company requested to be repurchased in any given quarter is not repurchased, funds will be allocated pro rata based on the total number of Shares of the Company being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of Infrastructure Assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid cash to immediately satisfy repurchase requests. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that acquiring or continuing to hold Infrastructure Assets rather than repurchasing our Shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer Shares than have been requested to be repurchased pursuant to our share repurchase plan, or none at all, and we may determine not to purchase any Excess Shares pursuant to a tender offer. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and our Shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time.

As a result, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Item 1. Business—Share Repurchases.”

Economic events that may cause our Shareholders to request that we repurchase their Shares may materially and adversely affect our cash flows, our results of operations and our financial condition.

Economic events could cause our Shareholders to seek to sell their Shares to us pursuant to our share repurchase plan at a price based on the NAV per Share for each applicable class or any tender offer for Excess Shares at a price based on the NAV or about a 10% discount to NAV per Share for each applicable class, at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially and adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such holdings that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially and adversely affected.

The Company may require a Shareholder to have its Shares repurchased at any time in its sole discretion.

The Company may require a Shareholder to surrender and have all or any portion of its Shares repurchased at any time, on 10 days’ prior written notice, if the Company determines that it would be in the interest of the Company, as determined by the Board, on the recommendation of the Repurchase Committee, for the Company to repurchase the Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the Company’s share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion. See “Item 1. Business—Share Repurchases—Mandatory Repurchases.”

Holders of Class R Shares, Class R-S Shares and Class U Shares may have their Shares automatically converted to Class I Shares, Class S Shares and Class S Shares, respectively.

The Company expects that holders of Class R Shares, Class R-S Shares and Class U Shares will generally purchase Class R Shares, Class R-S Shares or Class U Shares in connection with select intermediaries that have negotiated selling agreements with the Dealer-Manager. Class R Shares, Class R-S Shares and Class U Shares are available for purchase only during the 12-month period following the Initial Offering. Under the terms of the LLC Agreement, if an intermediary fails to arrange for purchases and subscriptions of Shares of any class of the Company and shares of any class of KIF (defined below) by clients of such intermediary amounting to at least $100 million during the 12-month period following the Initial Offering, holders of Class R Shares, Class R-S Shares or Class U Shares that were purchased through that intermediary will automatically be converted into Class I Shares, Class S Shares and Class S Shares, respectively. Accordingly, after such a conversion, holders of such converted Shares will bear the Management Fee charged on Class I Shares or Class S Shares, as applicable, which is higher than the Management Fee charged on Class R Shares, Class R-S Shares and Class U Shares.

Payment of the Management Fee or Performance Participation Allocation in Shares will dilute a Shareholder’s interest in the Company.

At the Manager’s election, the Company will pay the Manager all or a portion of its Management Fee in Class F Shares in lieu of paying the Manager an equivalent amount of such Management Fee in cash, which will dilute the interests of Investor Shares issued by the Company. In addition, the Company may pay KKR all or a portion of its Performance Participation Allocation in Class F Shares in lieu of paying KKR an equivalent amount of such Performance Participation Allocation in cash, which will similarly dilute the interests of Investor Shares issued by the Company.

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

We may hold corporate bonds that are below investment grade quality. Corporate bonds rated below investment grade quality (that is, rated below “BBB-” by Standard & Poor’s Corporation (“S&P”) or Fitch Ratings, Inc. (“Fitch”), below “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or comparably rated by another nationally recognized statistical rating organization (“NRSRO”)) are commonly referred to as “high yield” securities or “junk bonds.” Issuers of securities rated BB+/Ba1 are regarded as having current capacity to make principal and interest payments but are subject to business, financial or economic conditions which could adversely affect such payment capacity. Corporate bonds rated BBB- or Baa3 or above are considered “investment grade” securities. Corporate bonds rated Baa are considered medium grade obligations that lack outstanding investment characteristics and have speculative characteristics, while corporate bonds rated BBB are regarded as having adequate capacity to pay principal and interest. Corporate bonds rated below investment grade quality are obligations of issuers that are considered predominately speculative with respect to the issuer’s capacity to pay interest and repay principal according to the terms of the obligation and, therefore, carry greater investment risk, including the possibility of issuer default and bankruptcy and increased market price volatility. Corporate bonds rated below investment grade tend to be less marketable than higher-quality securities because the market for them is less broad. The market for corporate bonds unrated by any NRSRO is even narrower. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling these securities. We will be more dependent on the Manager’s research and analysis when investing in these securities.

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

Additionally, the Company may, either directly or through another entity, also use loans or other indebtedness to finance specific acquisitions of indebtedness or equity of Infrastructure Assets, which loans or indebtedness may be secured by the assets of the borrowing entity and/or a pledge of the equity interests in such borrowing entity. To the extent the borrowers of the indebtedness we acquire fail to make payments in accordance with the terms of such indebtedness, the Company may not have sufficient funds to repay its loans or indebtedness incurred to acquire such indebtedness.

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

We may invest in convertible securities.

We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

We may be subject to the risk of commercial mortgage-backed securities (“CMBS”).

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

The Manager will value our potential CMBS based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. The Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Manager overestimates the pool level losses relative to the price the Company pays for a particular CMBS, we may experience losses with respect to such CMBS. Credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our assets and impair our ability to sell such CMBS if we were required to liquidate all or a portion of our CMBS quickly. Additionally, certain securities, such as horizontal or other risk retention holdings in CMBS, may have certain holding period and other restrictions that would limit our ability to sell such CMBS.

We may be subject to residential mortgage-backed securities (“RMBS”) risk.

RMBS are, generally, securities that represent interest in a pools of residential mortgage loans secured by one to four family residential mortgage loans. Our potential holdings of RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying such holdings of RMBS are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our potential holdings of RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our holdings and we may incur a loss on these holdings.

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

We may hold collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”) and other collateralized debt obligations (“CDOs”) and other similarly structured securities. CBOs, CLOs and CDOs are types of asset-backed securities. A CBO is a trust which is often backed by a diversified pool of high risk, below investment grade fixed income securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate commercial real estate loans, including loans that may be rated below investment grade or equivalent unrated loans. Other CDOs are trusts backed by other types of assets representing obligations of various parties. CBOs, CLOs and other CDOs may charge management fees and administrative expenses. The risks of holding a CBO, CLO or other CDO depend largely on the type of the collateral securities and the class of the instrument we hold. CBOs, CLOs and other CDOs may carry additional risks including, but are not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the possibility that the quality of the collateral may decline in value or default; (iii) the possibility that holdings of CBOs, CLOs and other CDOs are subordinate to other classes or tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of acquisition and may produce disputes with the issuer or unexpected results.

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

The value of our Shares to Shareholders will depend in part on the treatment of the Company and the Operating Subsidiaries as flow-through entities for U.S. federal income tax purposes. However, in order for the Company to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of the Company’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code, and the Company must not be required to register, if it were a U.S. corporation, as an investment company under the Investment Company Act and related rules. Although the Company intends to continue to operate in a manner such that it will not need to be registered as an investment company if it were a corporation and so that it will meet the 90% test described above in each taxable year, the Company may not meet these requirements, or current law may change so as to cause, in either event, the Company to be treated as a corporation for U.S. federal income tax purposes. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes.

The Company intends to continue to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and intends to rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

The Company structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The tax characterization of the Company structure is also subject to potential legislative, judicial, or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of Shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the IRS (defined below), the Treasury Department and the courts, frequently resulting in changes which could adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for the Company to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of the Company’s income, reduce the net amount of distributions available to Shareholders, or otherwise affect the tax considerations of owning Shares. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

To meet U.S. federal income tax and other objectives, the Company and the Operating Subsidiaries may invest through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, and such subsidiaries may be subject to corporate income tax or be classified as passive foreign investment companies (“PFICs”) or “controlled foreign corporations” (“CFCs”).

The Company may structure certain acquisitions through entities classified as corporations for U.S. federal income tax purposes. Such acquisitions will be structured as determined in the sole discretion of the Manager, generally to ensure that the Company is classified as a partnership and not a publicly traded partnership taxable as a corporation, to avoid generating UBTI, and to provide simplified tax reporting for Shareholders. No assurances can be provided that the Company’s structures will achieve their intended results. To meet these objectives, the Company and the Operating Subsidiaries may invest through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, and such subsidiaries may be subject to corporate income tax. Consequently, items of income, gain, loss, deduction, or credit realized in the first instance by such entities will not flow, for U.S. federal income tax purposes, directly to the Operating Subsidiaries, the Company, or Shareholders, and any such income or gain may be subject to a corporate income tax, in the United States or other jurisdictions, at the level of such subsidiary. Any such additional taxes may adversely affect the Company’s ability to maximize its cash flow and returns to investors.

In addition, if any such entity were a non-U.S. corporation, it might be considered a PFIC or CFC, which may result in additional income tax reporting or payment obligations. Because Shareholders may be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all Shareholders to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect tax liabilities for certain Shareholders.

Tax-exempt organizations may face certain adverse U.S. tax consequences from owning Shares if the Company generates UBTI.

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

The Company will use commercially reasonable efforts to structure the activities of the Company and the Operating Subsidiaries to avoid generating income treated as effectively connected with a U.S. trade or business, other than with respect to entities classified as United States real property holding corporations (“USRPHCs”). If notwithstanding such intention, the Company were deemed to be engaged in a U.S. trade or business, beneficial owners of one or more Shares acquired pursuant to the Private Offering, other than (x) beneficial owners of one or more Shares acquired pursuant to the Private Offering that is for U.S. federal tax purposes: (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (a) that is subject to the primary supervision of a court within the United States and all substantial decisions of which one or more U.S. persons have the authority to control or (b) that has a valid election in effect under applicable regulations promulgated under the Code to be treated as a U.S. person or (y) entities classified as partnerships or other fiscally transparent entities for U.S. federal tax purposes (“Non-U.S. Holders”) generally would be required to file U.S. federal income tax returns and could be subject to U.S. federal withholding tax at the highest marginal U.S. federal income tax rates applicable to ordinary income. In addition, gain or loss from the sale of Shares by a Non-U.S. Holder would be treated as effectively connected with such trade or business (including to the extent of USRPHCs held by the Company) to the extent that such Non-U.S. Holder would have had effectively connected gain or loss had the Company sold all of its assets at their fair market value as of the date of such sale. In such case, any such effectively connected gain generally would be taxable at the regular graduated U.S. federal income tax rates, and the amount realized from such sale generally would be subject to U.S. federal withholding tax.

The Company’s delivery of required tax information for a taxable year may be subject to delay, which could require a Shareholder who is a U.S. taxpayer to request an extension of the due date for such Shareholder’s income tax return.

The Company intends to provide U.S. tax information (including IRS Schedule K-1 information needed to determine a Shareholder’s allocable share of our partnership’s income, gain, losses, and deductions) 75 days after the close of each calendar year. However, providing this U.S. tax information to Shareholders will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in any taxable year, a Shareholder will need to apply for an extension of time to file such Shareholder’s tax returns.

The U.S. Internal Revenue Service (“IRS”) may not agree with certain assumptions and conventions that the Company uses in order to comply with applicable U.S. federal income tax laws or that the Company uses to report income, gain, loss, deduction, and credit to Shareholders.

The Company will apply certain assumptions and conventions in order to comply with applicable tax laws and to report income, gain, deduction, loss, and credit to Shareholders in a manner that reflects such Shareholders’ beneficial ownership of the Company, taking into account variation in ownership interests during each taxable year. However, these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. A successful IRS challenge to such assumptions or conventions could adversely affect the amount of tax benefits available to Shareholders and could require that items of income, gain, deduction, loss, or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our Shareholders.

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

If the Company were deemed to be an investment company under the Investment Company Act, it would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment could materially and adversely affect the value of its Shares.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The Company is managed by the Manager. As an indirect subsidiary of KKR, the Manager is subject to and participates in KKR’s processes for assessing, identifying, and managing risks from cybersecurity threats, as detailed below.

KKR has a Chief Information Security Officer (the “KKR CISO”), who leads an information security team (the “KKR information security team”) that is responsible for information security at KKR’s asset management business, including its cybersecurity strategy and program, which includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies. The KKR information security team’s mandates can be broadly grouped into three categories: (i) operations and engineering, (ii) threat detection and response and (iii) governance.

The KKR information security team members have a variety of relevant skill sets and expertise. For example, prior to joining KKR, KKR’s CISO was the CISO at another large financial institution where he was responsible for their global information security program. KKR’s CISO also has prior experience in various information security roles, including security architecture, application security, engineering and operations. He holds a Bachelor of Science in computer science from the New York University Polytechnic School of Engineering, is a Certified Information Systems Security Professional (CISSP) and holds a Series 99 – Operations Professional Exam certification. In addition, KKR information security team members have various backgrounds in information security, including in financial services and critical infrastructure, and the team maintains various levels of certifications – including CISSP, GIAC security operations certification, certified information security manager, and other certifications focused on specific technologies.

The KKR CISO chairs the technology and information security risk committee for KKR’s asset management business, which consists of employees from the KKR’s technology group and other groups, including risk, legal and compliance. The technology and information security risk committee is responsible for overseeing the cybersecurity risk environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at the firm.

Periodically and at least annually, and more often as circumstances may require, KKR’s CISO and/or other members of the KKR information security team will present to the Audit Committee on various topics relating to KKR’s technology risks, including KKR’s cybersecurity program (including the results of a cybersecurity table top exercise), cybersecurity issues (including those relating to data protection, insider threats, regulatory changes, and geopolitical cyber threat management), and risk management (including the results of periodic technology audits). For a discussion of how risks from cybersecurity threats affect the Company’s business, see “Item 1A. Risk Factors—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Cybersecurity Risk Management and Strategy

KKR’s asset management business has a cybersecurity incident response plan as a key component of its cybersecurity program, which is generally incorporated as part of KKR’s enterprise risk management program. The cybersecurity incident response plan includes details on the cybersecurity incident response management team, which includes members of the Company’s management team. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including but not limited to, those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities. Members of the KKR CIRT include members of the firm’s legal, technology, compliance, risk, public affairs, fundraising and finance groups. The Company has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of the Company management and the Audit Committee.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. For example, the KKR information security team monitors KKR’s technology infrastructure with tools designed to detect suspicious behavior. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of the cybersecurity program. In addition, the KKR information security team conducts periodic phishing simulations, and they also conduct periodic employee training on KKR’s security policies and controls and provide other security trainings as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.

As of the date of this Annual Report on Form 10-K, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the reporting period covered by this Annual Report on Form 10-K. However, companies like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect the Company’s business, see “Item 1A. Risk Factor—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Item 2.    Properties

Our corporate headquarters are located at 30 Hudson Yards, New York, NY 10001, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Shares

The Company’s Class U Shares, Class R Shares, Class R-D Shares, Class D Shares, Class I Shares, Class E Shares, Class F Shares, Class G Shares and Class H Shares are not listed or traded on any recognized securities exchange. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. The Company’s transactional net asset value is the price at which we sell and repurchase our Shares.

Holders

As of February 29, 2024, the Company has the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class I Shares	1
Class S Shares	—
Class U Shares	7,719
Class R-D Shares	11
Class R Shares	2,419
Class D Shares	1
Class E Shares	1
Class F Shares	4
Class G Shares	1
Class H Shares	1

Distributions

From July 2023 through December 2023, we have declared monthly distributions, payable on a quarterly basis, for each of our outstanding Share classes (except for Class G Shares, Class E Shares and Class H Shares, and for July 2023, Class F Shares). Each class of the Company’s Shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the monthly distribution per share and paid directly to the Dealer-Manager. The net distributions will be paid in cash or reinvested in Shares of the Company for shareholders participating in the Company’s distribution reinvestment plan. Commencing in January 2024, the Company intends, on a going forward basis, to declare distributions on a quarterly basis. The Company intends to declare its next quarterly distributions in March 2024. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2023, the Company did not repurchase any of its equity securities that are registered pursuant to Section 12 of the Exchange Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Repurchases” for information about the Company’s share repurchase plan.

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

All dollar amounts in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Overview

The Company was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and we operate our business in a manner permitting us to be excluded from the definition of an “investment company” under the Investment Company Act. We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held, with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects. The Company commenced principal operations on June 1, 2023.

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

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority own or primarily control their underlying portfolio companies. Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. Moreover, we will not acquire any cryptocurrency and (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take private transactions). We intend to continue to operate our business in a manner so that we are not an investment company under the Investment Company Act.

Recent Developments

Infrastructure Assets Activities

During the year ended December 31, 2023, the Company acquired indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
Refresco Group B.V.	Refresco Group B.V. is based in Rotterdam, Netherlands and provides end-to-end beverage manufacturing to leading brands and retailers in Europe, North America and Australia from its locations across the regions.
Albioma SA	Albioma SA is based in France and is an independent renewable energy producer and a significant contributor to the energy transition in the French Overseas territories.
Pembina Gas Infrastructure Inc.	Pembina Gas Infrastructure Inc. is based in Western Canada and gathers, processes and transports natural gas with a combined capacity of 5 billion cubic feet per day.
Sempra PALNG Holdings, LLC	Sempra PALNG Holdings, LLC is based in Texas and is a fully permitted United States liquefied natural gas export facility.
Grove Education Partners Holdco Limited	Grove Education Partners Holdco Limited is a premium European for-profit education services provider based in the United Kingdom.
ST Dynamo Investment Holdings Pte. Ltd.	ST Dynamo Investment Holdings Pte. Ltd. is one of the largest data center operators in Singapore.
Vantage Towers AG	Vantage Towers AG is a communications towers infrastructure company located in Europe.
Zenobe Energy Ltd	Zenobe Energy Ltd is a United Kingdom based platform for fleet electrification and battery storage.

As of December 31, 2023, the above Infrastructure Assets are comprised of approximately 175 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. As of December 31, 2023, approximately 74%, 25% and 1% of the allocable share of our Infrastructure Assets’ operations were in Europe, North America and Other, respectively.

Results of Operations

From October 25, 2022 (date of our initial capitalization) through June 1, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on November 29, 2022 and we commenced principal operations on June 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the year ended December 31, 2023 is as follows:

Operating Results

During the year ended December 31, 2023, we raised aggregate subscription proceeds of $1,174,003 related to Investor Shares. These subscription proceeds were primarily used to acquire our interests in eight Infrastructure Assets, totaling $895,257.

The details of total returns are shown in the following table:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares
Inception Date	July 1, 2023	June 1, 2023	October 2, 2023	June 1, 2023	July 1, 2023
Transactional Net Asset Value Total Return (1)	5.15%	9.41%	3.48%	9.96%	4.95%

(1) Transactional Net Asset Value Total Return is calculated for each share class as the change in the transactional net asset value (the “Transactional Net Asset Value”) per Share for such share class for the period from the applicable inception date specified in the above table through December 31, 2023, plus any distributions per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

For the year ended December 31, 2023, the Company recorded $14,783 of dividend income from our Infrastructure Assets and money market funds with financial institutions.

Expenses

For the year ended December 31, 2023, we incurred $24,351 in operating expenses, which included $3,333 of organization costs.

As of December 31, 2023, the Manager agreed to reimburse expenses of $11,114 of operating expenses incurred by the Company for the year ended December 31, 2023, pursuant to the Expense Limitation Agreement (defined below). The amounts are subject to recoupment within a three year period. As of December 31, 2023, the Company recorded $16,549 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $19,174 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

For the year ended December 31, 2023, the Manager earned $4,255 in gross Management Fees, which were offset by $3,062 as a Management Fee offset, resulting in $1,193 of net Management Fees.

The Consolidated Statements of Operations reflect a $8,335 Performance Participation Allocation for the year ended December 31, 2023.

For the year ended December 31, 2023, net investment income was $1,464. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain and loss and net unrealized appreciation and depreciation from our investments and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain or loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the year ended December 31, 2023, we recorded a $1,494 realized gain on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates.

We recorded a net change in unrealized appreciation of $69,433 for the year ended December 31, 2023. This net change in unrealized appreciation for the year ended December 31, 2023 includes $56,179 of unrealized appreciation on investments related to the change in value of Infrastructure Assets; $32,116 of unrealized appreciation on foreign currency translation related to the change in value based upon changes in foreign currency exchange rates; and $18,862 of unrealized depreciation on foreign currency forward contracts.

Changes in Net Assets from Operations

For the year ended December 31, 2023, we recorded a net increase in net assets resulting from operations of $72,391. The increase in net assets primarily relates to net investment income during the period, our realized gain related to foreign currency translation based upon changes in foreign currency exchange rates, our unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency translation based upon changes in foreign currency exchange rates, partially offset by unrealized depreciation related to foreign currency forward contracts.

Investment Company Accounting Considerations

Since the Company’s consolidated financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our Infrastructure Assets monthly. When valuing our Infrastructure Assets, net operating earnings generated at the Infrastructure Assets level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our Infrastructure Assets may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our Infrastructure Assets are held in tax partnership structures, or in related entities with bank-financed Infrastructure Assets level debt, the Company may be contractually limited in its ability to make dividend distributions from Infrastructure Assets to the Company. Since Infrastructure Assets are not consolidated with the Company under ASC 946, in many cases, the net income from operations earned by an Infrastructure Asset may not be distributed to the Company in its entirety. While this non-distributed income is included in the calculation of fair value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment income or loss on the Consolidated Statements of Operations.

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2023 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2023
Investments at fair value (cost of $895,257)	$983,552
Cash and cash equivalents	278,417
Other assets	18,832
Other liabilities	(50,654)
Accrued performance participation allocation	(8,335)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(1,010)
Transactional Net Asset Value	$1,220,802
Number of outstanding shares	45,294,472

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. As of December 31, 2023, we have accrued under GAAP $51,440 of shareholder servicing fees and distribution fees payable to the Dealer-Manager related to the Class U Shares, Class D Shares and Class R-D Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2023 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R Shares	Class R-D Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$3,552	$756,827	$449,523	$9,518	$10	$1	$1,369	$1	$1	$1,220,802
Number of outstanding shares	131,691	28,088,229	16,671,146	353,076	380	40	49,830	40	40	45,294,472
Transactional Net Asset Value per Share as of December 31, 2023	$26.97	$26.94	$26.96	$26.96	$26.95	$27.47	$27.47	$27.94	$27.94

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value as of December 31, 2023:

December 31, 2023
GAAP Net Asset Value	$1,170,372
Adjustment:
Accrued shareholder servicing fees and distribution fees	$50,430
Transactional Net Asset Value	$1,220,802

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of December 31, 2023:

		As of December 31, 2023
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.1%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	4.0%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	94.6%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	1.4%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.5x	10.5x - 10.5x

Discounted Cash Flow	Weighted Average Cost of Capital	9.7%	6.7% - 12.1%
	Enterprise Value / LTM EBITDA Exit Multiple	13.9x	9.5x - 21.0x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of December 31, 2023:

Input	Hypothetical Change	Infrastructure Asset Values as of December 31, 2023
Weighted Average Cost of Capital	0.25% decrease	+2.55%
	0.25% increase	-2.49%

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

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Assets transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of December 31, 2023, unrealized appreciation (depreciation) on foreign currency forward contracts of $28 and $(18,890) was recorded in the Consolidated Statements of Assets and Liabilities as an asset and liability. For the year ended December 31, 2023, the change in net unrealized depreciation on foreign currency forward contracts was $18,862.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.

Distributions

Beginning in July 2023, we have declared monthly distributions for each class of the Company’s shares listed in the table below, which are paid on a quarterly basis. Each class of the Company’s shares on which a distribution was declared receives the same gross distribution per share when distributions are declared on such class. The net distribution varies for each such class based on the applicable shareholder servicing fees and distribution fees, which are deducted from the monthly distribution per share and paid directly to the Dealer-Manager. The table below details the net distribution for each of our share classes for the nine months ended December 31, 2023:

Record Date	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
July 31, 2023	$0.0600	$0.0415	$—	$0.0600	$0.0546	$0.0600	$—
August 31, 2023	$0.0900	$0.0715	$—	$0.0900	$0.0845	$0.0900	$0.0900
September 30, 2023	$0.0900	$0.0715	$—	$0.0900	$0.0845	$0.0900	$0.0900
October 31, 2023	$0.0900	$0.0711	$0.0844	$0.0900	$0.0844	$0.0900	$0.0900
November 30, 2023	$0.0900	$0.0715	$0.0846	$0.0900	$0.0846	$0.0900	$0.0900
December 31, 2023	$0.0900	$0.0711	$0.0844	$0.0900	$0.0845	$0.0900	$0.0900

Commencing in January 2024, the Company intends, on a going forward basis, to declare distributions on a quarterly basis. The Company intends to declare its next quarterly distributions in March 2024. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all.

Share Repurchases

We do not currently intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and Infrastructure Assets, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. See “Item 1. Business—Share Repurchases” for additional information.

No Investor Shares were repurchased during the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $278,417 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities.

Our primary use of cash will be for acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (the “KKR Share Repurchase Arrangement”)), the cost of operations (including the Management Fee and Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company. The Company may continue to issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

Cash Flows

The following table summarizes the changes to our cash flows for the year ended December 31, 2023:

Cash flows (used in) provided by:	December 31, 2023
Operating activities	$(179,064)
Financing activities	457,480
Net increase in cash and cash equivalents	$278,416

Cash used in operating activities

Our net cash flow used in operating activities was $179,064 for the year ended December 31, 2023. We used approximately $193,962 of cash for the acquisition of Infrastructure Assets during the year ended December 31, 2023, partially offset by $14,783 of dividend income from our Infrastructure Assets and money market funds with financial institutions.

Cash provided by financing activities

Our net cash flow provided by financing activities was $457,480 for the year ended December 31, 2023, which reflects the proceeds from the sale of Shares pursuant to our Private Offering, primarily offset by our purchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Accrued Shareholder Servicing Fees and Distribution Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2023, the Company has accrued $51,440 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class U Shares, Class D Shares and Class R-D Shares sold.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations

See “Note 8. Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks primarily relates to movements in the fair value of Infrastructure Assets. The fair value of Infrastructure Assets may fluctuate in response to changes in the values of Infrastructure Assets, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below. All dollar amounts in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2023 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of December 31, 2023, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $98,350, if not offset by other factors.

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

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our Infrastructure Assets are denominated, net of the impact of foreign exchange hedging strategies.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of December 31, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $25,278, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of December 31, 2023, we had no indebtedness.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Annual Report on Form 10-K for a discussion of the Company’s hedging transactions.

Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	82
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	83
Consolidated Statements of Operations for the year ended December 31, 2023 and for the period from September 23, 2022 (Date of Formation) through December 31, 2022	84
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2023	85
Consolidated Statement of Cash Flows for the year ended December 31, 2023	86
Condensed Consolidated Schedule of Investments as of December 31, 2023	87
Notes to Consolidated Financial Statements	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of KKR Infrastructure Conglomerate LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of KKR Infrastructure Conglomerate LLC (the "Company") as of December 31, 2023 and 2022, including the condensed consolidated schedule of investments as of December 31, 2023, the related consolidated statements of operations for the year ended December 31, 2023 and for the period from September 23, 2022 (date of formation) to December 31, 2022, and the consolidated statement of changes in net assets and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations for the year ended December 31, 2023 and for the period from September 23, 2022 (date of formation) to December 31, 2022, and changes in its net assets and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 25, 2024

We have served as the auditor of the Company since 2022.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value (cost of $895,257)	$983,552	$—
Cash and cash equivalents	278,417	1
Prepaids and other assets	—	596
Deferred offering costs	826	669
Due from Manager	16,549	5,435
Dividends receivable	1,429	—
Unrealized appreciation on foreign currency forward contracts	28	—
Total assets	$1,280,801	$6,701

Liabilities
Unrealized depreciation on foreign currency forward contracts	$18,890	$—
Accrued performance participation allocation	8,335	—
Accrued shareholder servicing fees and distribution fees	51,440	—
Distributions payable	9,480	—
Directors' fees and expenses payable	116	—
Other accrued expenses and liabilities	2,938	646
Due to Manager	19,174	—
Organization costs payable	48	5,385
Offering costs payable	8	669
Total liabilities	$110,429	$6,700

Commitments and contingencies (Note 8)

Net assets	$1,170,372	$1

Net assets are comprised of
Class I Shares, 131,691 shares authorized, issued and outstanding	$3,552	$—
Class U Shares, 28,088,229 shares authorized, issued and outstanding	706,586	—
Class R-D Shares, 353,076 shares authorized, issued and outstanding	9,328	—
Class R Shares, 16,671,146 shares authorized, issued and outstanding	449,523	—
Class D Shares, 380 shares authorized, issued and outstanding	11	—
Class E Shares, 40 shares authorized, issued and outstanding	1	—
Class F Shares, 49,830 shares authorized, issued and outstanding	1,369	—
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	—
Net assets	$1,170,372	$1

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations

(Amounts in Thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022 (1)
Investment income
Dividend income	$14,783	$—
Total investment income	$14,783	$—

Operating expenses
Organization costs	$3,333	$5,385
General and administration expenses	9,989	50
Directors' fees and expenses	345	—
Deferred offering costs amortization	1,156	—
Management fee expense, net	1,193	—
Performance participation allocation	8,335	—
Total operating expenses	$24,351	$5,435
Less: Expenses reimbursed by Manager	(11,114)	(5,435)
Net operating expenses	$13,237	$—
Net investment income before income taxes	1,546	—
Provision for income taxes	82	—
Net investment income	$1,464	$—

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	$1,494	$—
Total net realized gain (loss)	$1,494	$—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) on
Investments	$56,179	$—
Foreign currency translation	32,116	—
Foreign currency forward contracts	(18,862)	—
Total net change in unrealized appreciation (depreciation)	$69,433	$—

Net increase in net assets resulting from operations	$72,391	$—
(1) Represents the period from September 23, 2022 (date of formation) to December 31, 2022.

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	3,447	729,015	9,125	432,288	128	701,295	1,322	—	1	1,876,621
Repurchases of shares	—	—	—	—	—	(715,008)	—	—	—	(715,008)
DRIP reinvestment shares	—	1,840	—	1,464	1	—	—	—	—	3,305
Transfers in	—	—	119	—	—	—	—	—	—	119
Transfers out	—	—	—	—	(119)	—	—	—	—	(119)
Accrued shareholder servicing fees and distribution fees	—	(52,443)	(194)	—	—	—	—	—	—	(52,637)
Distributions declared	(34)	(7,751)	(70)	(6,081)	(1)	(347)	(17)	—	—	(14,301)
Net investment (loss) income	(3)	827	(22)	556	1	92	13	—	—	1,464
Net realized gain	4	932	11	545	—	—	2	—	—	1,494
Net change in unrealized appreciation	138	34,166	359	20,751	1	13,969	49	—	—	69,433
Balance at December 31, 2023	$3,552	$706,586	$9,328	$449,523	$11	$1	$1,369	$1	$1	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Cash Flows

(Amounts in Thousands)

Year Ended December 31, 2023
Operating activities
Net increase in net assets from operations	$72,391
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	1,193
Class F Shares issued as payment of directors' fees and expenses	129
Deferred offering costs amortization	1,156
Acquisition of Infrastructure Assets	(193,962)
Net change in unrealized appreciation on investments	(56,179)
Net change in unrealized appreciation on foreign currency translation	(32,116)
Net change in unrealized depreciation on foreign currency forward contracts	18,862
Changes in operating assets and liabilities:
Decrease in prepaids and other assets	596
(Increase) in deferred offering costs	(1,312)
(Increase) in due from Manager	(11,114)
(Increase) in dividends receivable	(1,429)
Increase in accrued performance participation allocation	8,335
Increase in directors' fees and expenses payable	116
Increase in other accrued expenses and liabilities	2,291
Increase in due to Manager	17,977
(Decrease) in organization costs payable	(5,337)
(Decrease) in offering costs payable	(661)
Net cash used in operating activities	(179,064)
Financing activities
Proceeds from issuance of shares	1,174,004
Payment on repurchases of shares	(715,008)
Distributions	(1,516)
Net cash provided by financing activities	457,480
Net increase in cash and cash equivalents	278,416
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$278,417
Supplemental disclosure of cash flow information
Shares issued in exchange for interests in Infrastructure Assets	$701,295

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments as of December 31, 2023

(Amounts in Thousands)

Issuer	Asset	Industry	Geography	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 10.0%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$111,983	9.6%
Other Infrastructure Assets	Equity Interest Held Through Stellar Asia Holdings I Pte. Ltd.	Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	4,689	0.4%
Energy Security - 14.7%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy Security	North America	Level III	CAD	N/A	N/A	156,178	13.3%
Other Infrastructure Assets	Equity Interest Held Through KKR Denali Aggregator L.P.	Energy Security	North America	Level III	USD	N/A	N/A	16,830	1.4%
Energy Transition - 15.6%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	173,823	14.9%
Other Infrastructure Assets	Equity Interest Held Through KKR Global Climate Zeus Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	9,015	0.8%
Industrial Infrastructure - 14.7%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	172,087	14.7%
Social Infrastructure - 29.0%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	338,947	29.0%
Total Infrastructure Assets Investments (cost of $895,257)								$983,552	84.1%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	$(1,222)	(0.1)%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	(1,246)	(0.1)%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	(2,460)	(0.2)%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	(2,491)	(0.2)%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	9,000	28	—%

Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	74,500	(4,613)	(0.4)%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	74,500	(4,631)	(0.4)%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	27,400	(1,115)	(0.1)%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	6,200	(225)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	June 28, 2024	5,600	(58)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	36,300	(808)	(0.1)%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	9,000	(21)	—%
Total Foreign Currency Forward Contracts								$(18,862)	(1.6)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$278,417	23.8%
Total Investments in Money Market Funds (cost of $278,417)								$278,417	23.8%

Total Investments and Cash Equivalents (cost of $1,173,674)								$1,243,107	106.3%

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements
As of December 31, 2023 and December 31, 2022

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

K-INFRA conducts a continuous private offering of its investor shares: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

Holders of Investor Shares have equal rights and privileges with each other, except that Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares do not pay a sales load or dealer-manager fees, the Class I Shares and Class R Shares are not subject to any servicing or distribution fees and the Class D Shares or Class R-D Shares are not subject to any distribution fees.

Holders of Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) have equal rights and privileges with each other and, except for the Class G Shares, no class of shares will have any rights, powers or preferences with respect to determining the number of directors constituting the entire Board of Directors the (“Board”) or the appointment, election, or removal of any directors of officers of the Company. Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”), through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. The KKR Shares are not subject to the Management Fee (defined herein) or the Performance Participation Allocation (defined herein), and are not subject to any servicing or distribution fees.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification 946, Financial Services—Investment Companies (“ASC 946”).

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates in its consolidated financial statements the accounts of certain wholly owned subsidiaries that meet the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of December 31, 2023, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio. As of December 31, 2022, the Company was invested in the JPMorgan U.S. Government Money Market Fund.

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

Net unrealized currency gains and losses arising from valuing foreign currency-denominated investments and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on foreign currency translation in the Consolidated Statements of Operations.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the year ended December 31, 2023, the Company incurred organization costs of $3,333. For the period from September 23, 2022 (date of formation) to December 31, 2022, the Company incurred organization costs of $5,385.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (defined below) are amortized over the first twelve months of operations on a straight-line basis. As of December 31, 2023, the total amount of the offering costs incurred by the Company was $1,983. For the year ended December 31, 2023, the Company amortized $1,156 in deferred offering costs.

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

Assets and liabilities recorded at fair value on the Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under

GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2023 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership and taxed as a corporation, rather than a partnership. In such case, the members would then be treated as shareholders in a corporation, and the Company would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period when the change is enacted.

Deferred tax assets, which are recorded in Prepaids and other assets within the Consolidated Statements of Assets and Liabilities, are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.

For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Prepaids and other assets or Other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities.

Uncertain Tax Positions

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. The Company recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the Consolidated Statements of Operations. The Company records uncertain tax positions on the basis of a two‑step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more‑likely‑than‑not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Performance Participation Allocation

Under the Fifth Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see Note 5. Related Party Transactions, below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. A Performance Participation Allocation accrual of $8,335 was recorded as of December 31, 2023 in the Consolidated Statements of Assets and Liabilities. No Performance Participation Allocation accrual was recorded as of December 31, 2022. The Performance Participation Allocation recorded in the Consolidated Statements of Operations for the year ended December 31, 2023 is $8,335.

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Asset transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

3.Investments

Summarized Infrastructure Assets Financial Information

The following tables present audited summarized operating data for the year ended December 31, 2023 and summarized balance sheet data as of December 31, 2023 for the above Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

December 31, 2023
Revenues	$9,584,500
Expenses	9,329,360
Income before taxes	255,140
Income tax expense	75,191
Consolidated net income	179,949
Net income attributable to non-controlling interests	(11,096)
Net income	$168,853

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

Summarized Balance Sheet Data:

December 31, 2023
Current assets	$3,780,102
Noncurrent assets	47,052,635
Current liabilities	6,008,552
Noncurrent liabilities	20,836,434
Non-controlling interests	2,425,388
Equity	21,562,363

4.Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$983,552	$983,552
Unrealized appreciation on foreign currency forward contracts	—	28	—	28
Unrealized depreciation on foreign currency forward contracts	—	(18,890)	—	(18,890)
Investments in Money Market Funds	278,417	—	—	278,417
Total	$278,417	$(18,862)	$983,552	$1,243,107

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2023:

Investments	Balance as of December 31, 2022	Purchases and contributions in kind	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of December 31, 2023
Infrastructure Assets	$—	$895,257	$56,179	$32,116	$983,552
Total	$—	$895,257	$56,179	$32,116	$983,552

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2023 attributable to Level III investments and foreign currency translation still held at December 31, 2023 was $56,179 and $32,116, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of December 31, 2023:

Level III Assets	Fair Value December 31, 2023	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$983,552	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.1%	5.0% - 10.0%	Decrease
			Weight Ascribed to Market Comparables	4.0%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	94.6%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	1.4%	0.0% - 100.0%	(6)

		Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.5x	10.5x - 10.5x	Increase

		Discounted Cash Flow	Weighted Average Cost of Capital	9.7%	6.7% - 12.1%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.9x	9.5x - 21.0x	Increase

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

On October 2, 2023, the Company issued to KKR Alternative Assets LLC a total of 9,650,038 Class E Shares of the Company at $26.66 per Class E Share for aggregate consideration of $257,282 in exchange for the contribution to the Company of ownership interest in Grove Education Partners, a premium for-profit education services provider.

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

Repurchase of Class E Shares Held by KKR

On June 30, 2023, pursuant to the Company’s KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which was determined based on the most recent transactional net asset value per share on that date, for an aggregate purchase price of $195,000.

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per Class E Share, which was determined based on the most recent transactional net asset value per share on that date, for an aggregate purchase price of $110,000.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 5,784,361 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.40 per Class E Share, which was determined based on the most recent transactional net asset value per share on that date, for an aggregate purchase price of $152,727.

On October 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 9,649,998 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.66 per Class E Share, which was determined based on the most recent transactional net asset value per share on that date, for an aggregate purchase price of $257,281.

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following June 1, 2023 (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class

R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares.

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

For the year ended December 31, 2023, the Manager earned $4,255 in gross Management Fees, which were offset by $3,062 of Other Fees, resulting in $1,193 of net Management Fees. As of December 31, 2023, there are unapplied credits of $6,533 to be carried forward that relate to Other Fees earned.

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

On October 2, 2023, the Company issued approximately 11,460 Class F Shares to the Manager, which represents payment in satisfaction of a Management Fee of approximately $305 for services rendered by the Manager in September 2023, in accordance with the terms of the Management Agreement.

The foregoing Class F Shares were issued to the Manager in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

As of December 31, 2023, the Company does not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

The Consolidated Statements of Operations reflect a $8,335 Performance Participation Allocation for the year ended December 31, 2023. No Performance Participation Allocation accrual was recorded for the year ended December 31, 2022.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2023, the Company has accrued $51,440 of Servicing Fees and Distribution Fees payable to the Dealer-Manager (defined below) related to the Class U Shares, Class D Shares and Class R-D Shares sold.

Expense Limitation and Reimbursement Agreement

On December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager, which amended and restated the Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of May 10, 2023. The Expense Limitation Agreement extends the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement will be in effect through and including December 31, 2024, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. Under the Expense Limitation Agreement, the Company has agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

As of December 31, 2023, the Manager agreed to reimburse expenses of $11,114 incurred by the Company for the year ended December 31, 2023, pursuant to the Expense Limitation Agreement, respectively. The amounts are subject to recoupment within a three year period. As of December 31, 2023, the Company recorded $16,549 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $19,174 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$3,638	September 30, 2025
December 31, 2022	1,797	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
Total	$16,549

As of December 31, 2023 and December 31, 2022, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

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

6.Shareholders’ Equity

The following table is a summary of the Shares issued and repurchased during the year ended December 31, 2023 and Shares outstanding as of December 31, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Reinvested Under the DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2023
Class I Shares	—	131,691	—	—	—	—	131,691
Class U Shares	—	28,018,234	—	69,995	—	—	28,088,229
Class R-D Shares	—	348,540	—	—	4,536	—	353,076
Class R Shares	—	16,615,471	—	55,675	—	—	16,671,146
Class D Shares	—	4,889	—	29	—	(4,538)	380
Class E Shares	—	27,410,557	(27,410,517)	—	—	—	40
Class F Shares	—	49,822	—	8	—	—	49,830
Class G Shares	40	—	—	—	—	—	40
Class H Shares	—	40	—	—	—	—	40
Total	40	72,579,244	(27,410,517)	125,707	4,536	(4,538)	45,294,472

The consideration from each class of Shares issued, as applicable, and the aggregate purchase price of Class E Shares repurchased pursuant to the KKR Share Repurchase Arrangement for the year ended December 31, 2023 were as follows:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Consideration from the issuance of shares	$3,447	$729,015	$9,125	$432,288	$128	$701,295	$1,322	$—	$1	$1,876,621
Repurchases of shares	—	—	—	—	—	(715,008)	—	—	—	(715,008)
DRIP reinvestment of shares	—	1,840	—	1,464	1	—	—	—	—	3,305
Transfers in	—	—	119	—	—	—	—	—	—	119
Transfers out	—	—	—	—	(119)	—	—	—	—	(119)

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of the Company’s Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-S Shares and Class R-D Shares, including those issued under the DRIP, will be subject to ongoing distribution and servicing.

On October 25, 2023, pursuant to the DRIP, the Company issued approximately 8 Class F Shares, approximately 69,995 Class U Shares, approximately 55,675 Class R Shares and approximately 29 Class D Shares for aggregate consideration of $3,305 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

As of December 31, 2023, the Company has not repurchased any Shares under the share repurchase plan.

Repurchase Arrangement for Class E Shares held by KKR

On the last calendar day of each month the Company offers to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (defined below)) of Shares repurchased by the Company during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

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

On June 30, 2023, pursuant to the Company’s KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which may be at a price less than the transactional net asset value per share on that date, for an aggregate purchase price of $195,000.

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $110,000.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 5,784,361 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.40 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $152,727.

On October 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 9,649,998 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.66 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $257,281.

7.Distributions

Each class of the Company’s shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the monthly distribution per share and paid directly to the Dealer-Manager on a monthly basis in arrears, as they become contractually due.

The following table details aggregate distributions per share declared for each applicable class of the Company’s shares:

	For the Year Ended December 31, 2023
	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
Aggregate gross distributions declared per share	$0.5100	$0.5100	$0.2700	$0.5100	$0.5100	$0.5100	$0.4500
Shareholder servicing fees and distribution fees	$—	$0.1118	$0.0166	$—	$0.0329	$—	$—
Net distributions declared per share	$0.5100	$0.3982	$0.2534	$0.5100	$0.4771	$0.5100	$0.4500

The distributions for each class of shares were payable to holders of record at the close of business at the end of each calendar month from July 31, 2023 through December 31, 2023, with payments on October 25, 2023 and January 25, 2024. The net distributions will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

The following table reflects the aggregate distributions declared during the year ended December 31, 2023:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Total
First Quarter	$—	$—	$—	$—	$—	$—	$—	$—
Second Quarter	$—	$—	$—	$—	$—	$—	$—	$—
Third Quarter	$(5)	$(2,455)	$—	$(2,009)	$(1)	$(347)	$(4)	$(4,821)
Fourth Quarter	$(29)	$(5,296)	$(70)	$(4,072)	$—	$—	$(13)	$(9,480)
Total	$(34)	$(7,751)	$(70)	$(6,081)	$(1)	$(347)	$(17)	$(14,301)

8.Commitments and Contingencies

Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of December 31, 2023, KKR had unfunded commitments consisting of $33,500 related to its investment in Infrastructure Assets.

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

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through December 31, 2023:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—	$—	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares, net	26.17	26.02	26.18	26.02	26.18	25.58	26.53	—	25.00
Repurchases of shares (2)	—	—	—	—	—	0.51	—	—	—
DRIP reinvestment of shares (2)	—	0.26	—	0.28	0.37	—	(0.66)	—	—
Transfers in (2)	—	—	0.12	—	—	—	—	—	—
Transfers out (2)	—	—	—	—	0.11	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.14)	(0.70)	—	(0.11)	—	—	—	—
Distributions declared (3)	(0.51)	(0.40)	(0.25)	(0.51)	(0.48)	(0.51)	(0.45)	—	—
Net investment (loss) income (2)	(0.02)	0.05	(0.08)	0.05	0.32	0.04	0.41	0.38	0.38
Net realized gain (loss) and change in unrealized appreciation (depreciation) (2)	1.32	2.37	1.14	1.12	0.22	1.85	1.66	2.56	2.56
Net increase (decrease) in net assets attributed to shareholders	$0.79	$(0.86)	$0.23	$0.94	$0.43	$1.89	$0.96	$2.94	$2.94
Net asset value per share at the end of period (December 31, 2023)	$26.96	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Net assets at end of period (December 31, 2023)	$3,552	$706,586	$9,328	$449,523	$11	$1	$1,369	$1	$1
Shares outstanding at end of period (December 31, 2023)	131,691	28,088,229	353,076	16,671,146	380	40	49,830	40	40
Weighted average shares outstanding at end of period (December 31, 2023)	62,104	16,694,109	278,559	10,315,650	1,814	2,234,273	32,105	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Total operating expenses before Performance Participation Allocation (5)	0.42%	0.66%	0.18%	0.64%	0.91%	0.80%	0.36%	0.52%	0.52%
Total operating expenses before expenses reimbursed by Manager (5) (6)	2.19%	2.91%	1.10%	2.77%	2.71%	3.23%	0.99%	1.80%	1.80%
Total operating expenses after expenses reimbursed by Manager (5) (6)	1.62%	1.90%	0.87%	1.80%	1.43%	0.80%	0.36%	0.52%	0.52%
Total operating expenses after Performance Participation Allocation (5) (7)	1.62%	1.90%	0.87%	1.80%	1.43%	0.80%	0.36%	0.52%	0.52%
Net investment income (loss) (5)	(0.07)%	0.20%	(0.30)%	0.21%	1.26%	0.17%	1.52%	1.31%	1.31%
Total return attributed to Shares based on net asset value (5) (8)	10.46%	(2.12)%	3.11%	10.40%	5.10%	26.32%	9.41%	11.00%	11.00%

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

(8) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares. See “Note 7. Distributions” above, for declarations of distributions for the period from June 1, 2023 (commencement of principal operations) to December 31, 2023.

10.Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes.

The Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in Infrastructure Assets which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain Infrastructure Assets.

Income (loss) before tax expense (benefit) includes the following components:

Year Ended December 31, 2023
Income (loss) before income taxes:
United States	$(5,049)
Foreign	77,523
Total income (loss) before income taxes	$72,474

The Company incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the year ended December 31, 2023:

Year Ended December 31, 2023
Current:
Federal	$—
State and Local	—
Foreign	—
Total current income taxes	—
Deferred:
Federal	66
State and Local	16
Foreign	—
Total deferred income taxes	82
Total income taxes	$82

The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate:

Year Ended December 31, 2023
U.S. Partnership Federal Statutory Tax Rate	—%
Income taxed at federal corporate tax rate	0.1%
State and Local Income Taxes	—%
Effective income tax rate	0.1%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 were as follows:

Year Ended December 31, 2023
Deferred tax assets:
Total deferred tax assets	$—
Deferred tax liabilities:
Unrealized appreciation on investments	82
Total deferred tax liabilities	82
Deferred tax liabilities, net	$(82)

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of December 31, 2023, the Company has no gross deferred tax assets and therefore, no valuation allowance is necessary.

Tax Contingencies

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2023, tax year 2023 is subject to examinations by the tax authorities.

11.Subsequent Events

Unregistered Sales of Equity Securities

On January 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on January 19, 2024) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class U Shares	2,930,993	$78,974
Class R Shares	1,586,646	$42,783
Class R-D Shares	1,669	$45
Class I Shares	371	$10

On February 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on February 23, 2024) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class U Shares	2,774,642	$75,081
Class R Shares	2,115,281	$57,322
Class R-D Shares	92,298	$2,500

Distribution Reinvestment Plan

On January 25, 2024, pursuant to the DRIP, the Company issued approximately 152,681 Class U Shares, approximately 2,577 Class R-D Shares, approximately 112,345 Class R Shares, approximately 4 Class D Shares and approximately 11 Class F Shares for aggregate consideration of $7,213 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

Share Repurchases

The Company has a share repurchase plan, whereby on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The aggregate NAV of total repurchases of Class S Shares, Class D Shares,

Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares or Class F Shares will be limited to no more that 5.0% of the NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

On February 5, 2024, the Company received requests for the repurchase of approximately $369 of the Company’s Shares.

The following table summarizes the Shares repurchased on February 5, 2024:

Class	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration	NAV Paid per Share
Class U Shares	4,060	$109	$5	$104	$26.94
Class R Shares	9,644	260	13	247	$26.96
Total	13,704	$369	$18	$351

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III.

Item 10.    Directors, Executive Officers and Corporate Governance

The Company’s Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. The Board’s governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our LLC Agreement. Our Board consists of six members, three of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Raj Agrawal	50	Chairman of the Board	2022
Tara Davies	46	Director	2022
James Cunningham	45	Director	2022
Independent Directors:
Joshua Mills	52	Director	2022
Philip Nolan	70	Director	2022
John W. Somerhalder II	68	Director	2022
Executive Officers:
Tara Davies	46	Chief Executive Officer	2022
James Cunningham	45	Chief Investment Officer	2022
Michael Ryan	48	Chief Operating Officer	2022
Jeffrey B. Van Horn	63	Chief Financial Officer	2022
Sung Bum Cho	49	General Counsel & Secretary	2023

Each director will hold office until his or her death, resignation, removal or disqualification.

Each officer of the Company may be removed from office with or without cause at any time by either (i) the Board or (ii) holders of a majority of the outstanding Class G Shares.

Biographical Information

Directors

Our directors have been divided into two groups — Independent Directors and Non-Independent Directors.

Non-Independent Directors

Raj Agrawal, Chairman of the Board, joined KKR in 2006 and has 25 years of experience. He is the Global Head of KKR’s Infrastructure business and helps oversee KKR’s Impact and Energy investing businesses. He is Chairman of the Infrastructure Investment Committee and serves as a member of the Infrastructure Portfolio Management Committee, the Impact Investment Committee and the Energy Investment Committee. Prior to joining KKR, he was a vice president with Warburg Pincus, where he was involved in the execution and oversight of a number of investments in the energy and infrastructure sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners, where he played a role in the Firm’s business and manufacturing services investments, and McKinsey & Company, where he provided strategic, merger, and acquisition advice to clients in a variety of industries. He holds a B.A., Honors and Distinction, Phi Beta Kappa, from Stanford University and an M.B.A., Arjay Miller Scholar, from the Stanford University Graduate School of Business. Mr.

Agrawal’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR, and its infrastructure business in particular, provide significant value to our Board of Directors.

Tara Davies, Chief Executive Officer of the Company and a member of its Board, joined KKR in 2016 and serves as KKR’s Global Head of Core Infrastructure and Co-Head of European Infrastructure. Ms. Davies also sits on the board of the Global Infrastructure Investor Association, an association that promotes private investment in infrastructure. Ms. Davies has spent over 20 years in the global infrastructure industry working in both Sydney and London. Prior to joining KKR, she was a senior managing director at Macquarie Group. Ms. Davies began her career at Price Waterhouse and is a qualified Chartered Accountant. She holds a Bachelor of Commerce degree from the University of Sydney. Ms. Davies’ intimate knowledge of KKR’s infrastructure business and operations and her experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.

James Cunningham, Chief Investment Officer of the Company and a member of its Board, joined KKR in 2017 and is a KKR Partner on the Infrastructure team. Prior to joining KKR, he was a managing director with Denham Capital where he led a number of investments in the energy and infrastructure space. Prior to joining Denham Capital, Mr. Cunningham was a vice president with Goldman Sachs in the investment banking division and started his career with Accenture. Mr. Cunningham holds a B.A. in Business from Southwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Cunningham’s intimate knowledge of KKR’s business and operations and his prior investment experience provide significant value to our Board of Directors.

Independent Directors

Joshua Mills, member of the Company’s Board, served as General Counsel of Digital Realty Trust, Inc. from April 2005 until April 2022 when he departed from his then role as the company’s Executive Vice President, General Counsel and Secretary. Mr. Mills also led the sustainability and governance, risk and compliance programs at Digital Realty Trust. Previously, Mr. Mills was a corporate attorney with Latham & Watkins LLP where his practice included mergers and acquisitions, corporate finance, and venture capital financing transactions, as well as general company representation. Prior to joining Latham & Watkins, Mr. Mills served as Associate General Counsel for McAfee.com Corporation and as an associate with Shearman & Sterling, LLP. Mr. Mills received a B.A. from the University of Washington and a J.D. from the University of California, Hastings College of the Law. Mr. Mills’ deep knowledge of legal and governance matters and experience at both large, international law firms and as in-house corporate counsel provide significant value to our Board of Directors.

Philip Nolan, member of the Company’s Board, is a Non-executive Chairman of Associated British Ports and served as a Non-executive Chairman of Covanta Europe, which owns and operates energy from waste plants in the UK and EU, through December 2023. From February 2020 until March 2021, Mr. Nolan served as a Non-executive Chairman at Calisen plc, a company that supplies, finances and installs smart electricity meters. Prior to Calisen plc, he served in various roles with BG plc, including Executive Director and Chief Executive Officer with Transco plc. Mr. Nolan has served as a board member of companies in multiple industries, including banking, natural resources, infrastructure and telecommunications. He holds a BSc. and PhD from Geology Queens University Belfast and an M.B.A. from London Business School. Mr. Nolan’s varied experience serving on the board of companies in the banking, natural resources, infrastructure and telecommunications industries provides significant value to our Board of Directors.

John W. Somerhalder II, member of the Company’s Board, is currently the Board Chairman of First Energy Corporation, an electric transmission, distribution and generation utility serving 6 million customers in 5 states. From March 2006 to December 2015, Mr. Somerhalder served as President and CEO of AGL Resources, serving over 4.5 million utility customers in seven states. He has also served on the boards of the Edison Electric Institute, the American Gas Association, and the Georgia Chamber of Commerce. Mr. Somerhalder previously served on the boards of CenterPoint Energy, Inc., Gulfport Energy Corporation, Crestwood Equity Partners, Enable Midstream Partners, LP, and SunCoke Energy Partners, L.P. Mr. Somerhalder holds a B.S. degree in chemical engineering from the University of Arizona. Mr. Somerhalder’s experience in leading a number of companies in the energy and utilities industry both as a member of the board and CEO provides significant value to our Board of Directors.

Executive Officers

Tara Davies, Chief Executive Officer of the Company and a member of its Board. See “—Non-Independent Directors” for Ms. Davies’ biography.

James Cunningham, Chief Investment Officer of the Company and a member of its Board. See “—Non-Independent Directors” for Mr. Cunningham’s biography.

Michael Ryan, Chief Operating Officer of the Company, joined KKR in 2022, and is a Managing Director on KKR’s Infrastructure team. Prior to joining KKR, Mr. Ryan was Head of Evergreen Portfolios at Hamilton Lane where he led the development and management of Hamilton Lane’s open-ended private markets solutions. Prior to this role, he headed the Research group where his work informed portfolio construction, risk assessment and product structure across Hamilton Lane’s portfolios. Prior to joining Hamilton Lane, Mr. Ryan was a principal at Capital Z Investment Partners and started his career in investment banking at Merrill Lynch. Mr. Ryan received a B.A. in Economics and Computer Science from Williams College and is a CFA Charterholder.

Jeffrey B. Van Horn, Chief Financial Officer of the Company, joined KKR in 2004 and is currently a Managing Director and the Chief Financial Officer of KKR's Credit business and of KKR Private Equity Conglomerate LLC. Mr. Van Horn is also the Chief Operating Officer, Executive Vice President and Director of Tax of KKR Financial Holdings LLC. Previously, he was the Co-Head of the KKR Global Tax Team and the KKR Global Public Markets Tax Director. He also served as the Chief Financial Officer of KKR Financial Holdings LLC from May 2006 to November 2010. Before joining KKR, Mr. Van Horn worked in various finance positions, including senior vice president of Investments and Chief Financial Officer of AvalonBay Communities, Inc. and its predecessor, Bay Apartment Communities, Inc., respectively. Prior to that, he was a tax partner with Arthur Andersen LLP serving clients in the real estate, leasing, private equity, and REIT industries. Mr. Van Horn was also a member of Arthur Andersen’s firmwide Partnership and REIT Tax Specialty Teams. He graduated summa cum laude with a B.A. in Business Administration from California State University, Stanislaus. Mr. Van Horn is also a California licensed Certified Public Accountant (inactive).

Sung Bum Cho, General Counsel and Secretary of the Company, joined KKR in June 2023 and is a Director on the Legal team. Mr. Cho also serves as General Counsel and Secretary of KKR Private Equity Conglomerate LLC. Prior to joining KKR, Mr. Cho was a corporate attorney at Simpson Thacher & Bartlett LLP from September 2011 to May 2023, where he represented clients on capital markets transactions and corporate governance matters. Previously, he served as a banking and securities regulator at the Financial Supervisory Service in South Korea from January 2001 to July 2008. Mr. Cho holds a Bachelor of Law from Seoul National University and a J.D. from Northwestern University Pritzker School of Law.

Leadership Structure and Oversight Responsibilities

The Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. Pursuant to the Management Agreement, the Manager will manage the Company on a day-to-day basis. The Board is composed of six members, half of whom are independent directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Manager in fulfilling their oversight responsibilities.

Committees

The Company currently has an Audit Committee of the Board and may form additional Board committees in the future. The Company also has an Executive Committee and a Repurchase Committee, whose membership is not limited to Board members.

Audit Committee

The Audit Committee is composed of Messrs. Mills, Nolan and Somerhalder, all of whom are independent directors. Mr. Mills serves as Chair of the Audit Committee. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Somerhalder qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

In accordance with its written charter adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation; (d) pre-approves all audit and non-audit services provided to us by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.

Executive Committee

Our Executive Committee reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company and the related Infrastructure Assets, manages the Company’s ownership and control of Infrastructure Assets and monitors existing Joint Ventures and the related Infrastructure Assets. Our Executive Committee is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

Our Executive Committee meets on an as-needed basis. Its members consist of Ms. Davies and Mr. Cunningham.

Repurchase Committee

The Repurchase Committee is composed of Ms. Davies and Messrs. Cunningham and Ryan. The responsibilities of the Repurchase Committee include recommending to the Board (i) whether to accept the recommendation from the Manager with respect to tender offers for Excess Shares and (ii) any other matters related to share repurchases.

Delinquent Section 16(a) Reports

Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2023 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late Form 3 filing for Jeffrey B. Van Horn, our Chief Financial Officer.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, as well as a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which are available on our website at www.kinfra.com. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Ethics on our website or in a Current Report on Form 8-K filing.

Item 11.    Executive Compensation

Compensation of Executive Officers

Our Executive Committee and corporate senior management team is comprised of Company officers as well as employees of KKR that are assigned or seconded to the Company. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations are managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of our executive officers receive direct compensation from us or any pension or retirement benefits, perquisites or other personal benefits and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company. We will reimburse the Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). In the case of Ms. Davies and Messrs. Van Horn and Cunningham, we cannot identify the portion of the compensation received by such executive officers that relates solely to such executive officers’ services to us. Conversely, in the case of Messrs. Ryan and Cho, we reimburse the Manager for the allocable portion of compensation received by such executive officers, attributed to service to the Company, up to a certain cap; for the year ended December 31, 2023, we recorded $355,647 and $51,407 for compensation remitted to Messrs. Ryan and Cho, respectively, paid by the Manager on behalf of the Company.

Additionally, certain executive officers and non-independent directors, through their financial interests in the Company, are entitled to a portion of the profits earned by the Company, which includes any fees, payable to the Company under the terms of the Management Agreement, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is paid to our directors who are not independent directors. We pay each independent director: (i) $150,000 ($100,000 of which is payable in cash, in Class F Shares or a combination thereof, at the individual election of each independent director, and $50,000 of which is payable in Class F Shares) per year (prorated for any partial year) and (ii) an additional cash retainer of $10,000 per year for the Chair of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Raj Agrawal	$-	$-	$-
Tara Davies	-	-	-
James Cunningham	-	-	-
Joshua Mills	110,000	43,014	153,014
Philip Nolan	100,000	43,014	143,014
John W. Somerhalder II	100,000	43,014	143,014

(1)Represents the aggregate grant date fair value of awards of Class F Shares calculated under ASC 718, Compensation — Stock Compensation. The number of Shares awarded to each of our independent directors during the year ended December 31, 2023 was approximately 1,627, which was determined by dividing $25,000 (pro-rated for any partial quarter) by the then-current NAV at each date of grant (July 25, 2023 and October 23, 2023). Such shares were fully vested at the time of grant.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, information with respect to the beneficial ownership of our Shares by each person known to us to beneficially own more than 5% of any class of voting Shares.

We have issued 40 Class G Shares to KKR Group Assets Holdings III L.P. , an affiliate of the Manager. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
KKR Group Assets Holdings III L.P. (2)	40	100%

(1)The address of the beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)KKR Group Assets Holdings III L.P. is a wholly owned subsidiary of KKR & Co. Inc.

The following table sets forth, as of the date of this Annual Report on Form 10-K, information with respect to the beneficial ownership of our Shares by:

•each of our directors and executive officers; and

•all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percent of Shares Beneficially Owned (2)
Raj Agrawal	—	—%
Tara Davies	—	—%
James Cunningham	—	—%
Joshua Mills	2,086	33.3%
Philip Nolan	2,091	33.4%
John W. Somerhalder II	2,086	33.3%
Michael Ryan	—	—%
Jeffrey B. Van Horn	—	—%
Sung Bum Cho	—	—%
Directors and executive officers as a group (9 persons)	6,263	100.0%

(1)The address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)Number of Shares and percent beneficially owned presented in the table relate to Class F Shares, which is the only share class held by our directors, and such shares do not have voting rights

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation—Compensation of Directors.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

All dollar amounts in “Item 13. Certain Relationships and Related Transactions and Director Independence” are in thousands, unless otherwise noted.

The following description includes a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of such agreements, which are filed as exhibits to this Annual Report on Form 10-K.

Management Agreement

The Company and the Manager have entered into the Management Agreement pursuant to which the Manager is entitled to receive the Management Fee.

The Management Fee is payable monthly in arrears in an amount equal to (i)1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the “Initial Offering” (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”

The Management Fee may be paid, at the Manager’s election, in cash or Class F Shares. To the extent that the Manager elects to receive any portion of its Management Fee or KKR elects to receive any portion of the Performance Participation Allocation in Class F Shares, the Company may repurchase such Class F Shares from the Manager or KKR, as applicable, at a later date. Any such Class F Shares repurchased from the Manager or KKR will be subject to the terms and repurchase limits of our share repurchase plan. See “Item 1. Business—Share Repurchases.”

For the year ended December 31, 2023, the Company issued a total of approximately 44,940 Class F Shares to the Manager as payment of the Management Fees due under the Management Agreement, representing payment in satisfaction of an aggregate net Management Fee of approximately $1,193 for services rendered by the Manager in accordance with the terms of the Management Agreement. The Manager has submitted a standing election notice to the Company to receive the Management Fee for future periods in Class F Shares in lieu of cash.

For the year ended December 31, 2023, the Manager earned $4,255 in gross Management Fees, which were offset by $3,062, resulting in $1,193 of net Management Fees.

As of December 31, 2023, the Company does not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Expense Limitation and Reimbursement Agreement

On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix)

ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement was in effect through and including December 31, 2023, and on December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager to extend the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. The Expense Limitation Agreement may be renewed by the mutual agreement of the Manager and the Company for successive terms.

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

As of December 31, 2023, the Manager agreed to reimburse expenses of $11,114 incurred by the Company for the year ended December 31, 2023, pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a three year period. As of December 31, 2023, the Company recorded $16,549 as Due from Manager related to amounts waived under the Expense Limitation Agreement to date and $19,174 as Due to Manager related to amounts paid by the Manager on behalf of the Company.

Management Fee Offset

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). Any such fees that are accrued or paid with respect to Warehoused Assets before the Balance Sheet contributes such Warehoused Assets to the Company (i) prior to the Initial Offering, will not be credited to the Company (and as such, will not be Other Fees) and (ii) following the Initial Offering, will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.

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

KKR and its affiliates are also expected to receive customary fees at market rates for providing capital markets services to or in respect of Infrastructure Assets owned and controlled by the Company, including in connection with securities, financing, derivative, hedging or M&A transactions, and such fees will not be credited against the Management Fee in the manner contemplated above. In addition, KKR and its affiliates are also expected to receive customary fees at market rates for providing operational consulting services to or in respect of actual or potential Infrastructure Assets owned and controlled by the Company, and such fees will not be credited against the Management Fee in the manner contemplated above. Likewise, directors’ fees paid to KKR Capstone or Capstone Executives will not be credited against the Management Fee in the manner contemplated above. Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and other consultants of KKR, none of which are affiliates of KKR, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against the Management Fee in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of KKR.

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

Further, the Company, its Infrastructure Assets or entities through which the Company owns and operates any Infrastructure Assets may retain service providers affiliated with KKR or in which KKR or its affiliate has an interest to provide necessary services for fees, including assistance with sourcing of leasing opportunities and negotiating of financing relating thereto as well as repurposing and maintenance services (“Asset Leasing Services”). Asset Leasing Services will include any such services that are performed in connection with aircraft leasing investments. No amount of fees or compensation relating to loan administration and similar services or local administration or management services described above, Asset Leasing Services received by any affiliated or other service providers in which KKR has a proprietary interest will be credited against the Management Fee in the manner contemplated above.

Company Expenses

Under the LLC Agreement, the Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its Infrastructure Assets (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone, a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s, related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any Infrastructure Asset or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees or other KKR personnel, incurred in association with the administration of the Company and its Infrastructure Assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual Infrastructure Assets, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by Infrastructure Assets in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the foregoing activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of Infrastructure Assets and potential Infrastructure Assets (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or its affiliate has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and employees of KKR Capstone attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its Infrastructure Assets and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, including in relation to making distributions to the Members, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and ESG-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, expenses associated with participating in marketing events hosted by broker-dealers or sponsored by the Manager or its affiliates, and travel expenses relating to the ongoing offering of Shares and the aforementioned activities) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual Infrastructure Assets, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its Infrastructure Assets; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees (as defined in the LLC Agreement). For the avoidance of doubt, Company expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in joint ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries. The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Performance Participation Allocation

Under the LLC Agreement, for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company.

KKR is allocated a “Performance Participation Allocation” equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each term as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class F Shares. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Share was outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy.

The Consolidated Statements of Operations reflect a $8,335 Performance Participation Allocation for the year ended December 31, 2023. No Performance Participation Allocation accrual was recorded as of December 31, 2022.

Issuance and Repurchase of Class E Shares

On June 1, 2023, the Company issued to KKR Alternative Assets LLC, an indirect subsidiary of KKR, 17,760,519 Class E Shares of the Company at a price of $25.00 per Class E Share for aggregate consideration of $444,013 in exchange for the contribution to the Company of ownership interests in certain Infrastructure Assets.

On October 2, 2023, the Company issued to KKR Alternative Assets LLC 9,650,038 Class E Shares of the Company at a price of $26.66 per Class E Share for aggregate consideration of $257,282 in exchange for the contribution to the Company of ownership interests in certain Infrastructure Assets.

On June 30, 2023, pursuant to the Company's KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company repurchased 7,800,000 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $25.00 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $195,000.

On July 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 4,176,158 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.34 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $110,000.

On August 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 5,784,361 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.40 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $152,727.

On October 31, 2023, pursuant to the KKR Share Repurchase Arrangement, the Company repurchased 9,649,998 Class E Shares of the Company from KKR Alternative Assets LLC at a price of $26.66 per Class E Share, which was determined based on the most recent transactional net value per share on that date, for an aggregate purchase price of $257,281.

Class H Shares Issuance

For the year ended December 31, 2023, the Company issued to K-INFRA GP LLC, an indirect subsidiary of KKR, a total of 40 Class H Shares of the Company at $25.00 per Class H Share for aggregate consideration of $1.

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

Under GAAP, the Company accrues the cost of the servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2023, the Company has accrued $51,440 of servicing fees and distribution fees payable to the Dealer-Manager related to the Class U Shares and Class D Shares sold.

Dealer Manager Agreement

On April 27, 2023, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”), a subsidiary of KKR & Co. Inc.

Pursuant to the Dealer-Manager Agreement, the Dealer-Manager solicits sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum and provides certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer-Manager receives certain front-end sales charges, distribution fees, servicing fees and certain other fees as described in the Private Placement Memorandum.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnification agreements (“Indemnification Agreements”) with each of our directors and executive officers (each, an “Indemnitee”). The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Delaware law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director or executive officer of the Company.

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among KKR, the Manager and their respective affiliates, on the one hand, and members of the Company Group and our members, on the other hand. Whenever a potential conflict arises among KKR, the Manager or any of their respective affiliates, on the one hand, and any member of the Company Group (as defined in the LLC Agreement) or any member, on the other hand, our Board or the Manager may, but shall not be required to, resolve that conflict by seeking approval from our audit committee. Our LLC Agreement contains provisions that reduce and eliminate the duties of our Board, including fiduciary duties, to our members. Our LLC Agreement also restricts the remedies available to Shareholders for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties.

Under our LLC Agreement, our Board or the Manager will not be in breach of its obligations under the LLC Agreement or its duties to us or our members if the resolution of the conflict is:

•approved by a majority of the independent directors, which may include the approval of the Audit Committee (“Special Approval”), although our Board or the Manager is not obligated to seek such approval;

•determined by the Board or the Manager, as applicable, to be on terms which are, in the aggregate, no less favorable to us than those generally being provided to or available from unrelated third parties;

•determined by the Board or the Manager, as applicable, to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved (including other transactions that may be particularly favorable or advantageous to us); or

•approved by the vote of a majority of Members owning a majority of the Investor Shares (excluding any Investor Shares owned by KKR or any of its affiliates).

The Board or the Manager shall be authorized, but is not required, in connection with its resolution of such conflict of interest, to seek Special Approval or Member approval of such conflict of interest, and the Board or the Manager may also adopt a resolution or course of action that has not received Special Approval or Member approval. If our Board or the Manager does not seek approval from the Audit Committee or our members and the Board or the Manager, as applicable, determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the second and third bullet points above, then it will be presumed that in making its decision the Board or the Manager, as applicable, acted in good faith, and in any proceeding brought by or on behalf of any member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our LLC Agreement, the Board or the Audit Committee may consider any factors they determine in their sole discretion to consider when resolving a conflict. Our LLC Agreement provides that the Board will be conclusively presumed to be acting in good faith if the Board subjectively believes that the determination made or not made is in the best interests of the Company.

Notwithstanding the foregoing two paragraphs, the Company will seek Special Approval for any sale of an Infrastructure Asset by the Company or any Controlled Portfolio Company of the Company to, or acquisition of an Infrastructure Asset from, KKR, any KKR Vehicle, any of their respective affiliates or any Controlled Portfolio Company (excluding other portfolio entities of any KKR Vehicles). Additionally, under the LLC Agreement, the Company will be required to seek Special Approval to borrow money pursuant to an unsecured line of credit with KKR or its affiliates.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.

Potential Conflicts of Interest

Overview

Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, KKR & Co. Inc. (the ‘‘KKR Public Company’’), which is an affiliate of the Company, and its subsidiaries (collectively, as used under this “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest”, the “KKR Group”) (including, for the purposes of this “Potential Conflicts of Interest” section, KKR, the Manager, KCM, KKR Capstone, KKR Credit and any affiliates of the foregoing that provide general partner and/or advisory services to KKR Vehicles) and investment funds, investment vehicles and accounts, including proprietary vehicles and accounts, managed, sponsored, advised by and/or for the benefit of certain members of the KKR Group, on the one hand, and the Company, on the other. The KKR Group is a global investment management firm and, as such, the KKR Group, KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors (KKR Advisors, collectively with Senior Advisors, Executive Advisors and Industry Advisors, “Advisors”) have multiple advisory, transactional, financial and other interests that conflict with those of the Company. The KKR Group, KKR personnel, Advisors and technical consultants (“Technical Consultants”), Capstone Executives could in the future engage in additional activities that result in additional conflicts of interest not addressed below. While the KKR Group has established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the KKR Group could have an adverse effect on the Company.

The Manager may be subject to certain fiduciary and other related duties and obligations under U.S. federal securities laws and other applicable law that cannot be eliminated or modified in the LLC Agreement. Shareholders should note, however, that the LLC Agreement contains provisions that reduce, eliminate or modify certain other fiduciary and other related duties and obligations to the Company and Shareholders that would apply in the absence of such provisions. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.”

In particular, the LLC Agreement contains certain provisions that may waive or consent to conduct on the part of the Manager that might not otherwise be permitted in the absence of such waivers or consents, or which could limit the remedies available to Shareholders with respect to breaches of such duties and obligations. If any matter arises that the Manager determines in its good faith judgment constitutes an actual conflict of interest, the Manager is permitted to take such actions as it determines in good faith are necessary or appropriate to mitigate the conflict (and upon taking such actions, the Manager will be relieved of any liability, including to the Company and the Shareholders, for such conflict and the management thereof to the fullest extent permitted by law and will be deemed to have satisfied its fiduciary and other related duties to the fullest extent permitted by law). Actions that could be taken by the Manager or its affiliates to mitigate a conflict include, by way of example and without limitation, (i) if applicable, handling the conflict as described in this Annual Report on Form 10-K, (ii) obtaining from the Board (or the non-independent members of the Board) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board to address the conflict, (iii) disposing of the holding or security giving rise to the conflict of interest, (iv) disclosing the conflict to the Board, including non-independent members of the Board, as applicable, or Shareholders (including, without limitation, in distribution notices, financial statements, letters to Shareholders or other communications), (v) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (vi) validating the arms-length nature of the transaction by referencing participation by unaffiliated third parties or obtaining consent from the advisory committee (or equivalent governance committee) of a KKR Vehicle that is similarly situated with respect to the conflict as the Company, (vii) in the case of conflicts among clients, creating groups of personnel within KKR separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (viii) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (ix) otherwise handling the conflict as determined appropriate by the Manager in its good faith reasonable discretion.

Certain activities of the KKR Group, KKR personnel, Advisors, Technical Consultants, Capstone Executives and KKR Vehicles will give rise to conflicts of interest that are relevant to the Company (for example, but without limitation, conflicts of interest relating to allocations of asset acquisition opportunities and subsequent dispositions). Form ADV Parts 2A and 2B maintained by KKR, copies of which are available upon request and will be furnished to each Shareholder prior to its purchase of Shares of the Company, also contains further information regarding conflicts of interest relating to the KKR Group that are relevant to the Company and KKR Vehicles. Investors are encouraged to read Form ADV Parts 2A and 2B maintained by KKR prior to investing.

There can be no assurance that all conflicts of interest will be resolved in a manner that is favorable to the Company. By acquiring Shares, each Shareholder will be deemed to have acknowledged, consented specifically to and waived any claim in respect of the existence of actual, apparent, and potential conflicts of interest relating to the KKR Group to the extent such conflicts of interest are described in this section, elsewhere in this Annual Report on Form 10-K, the LLC Agreement or the Management Agreement, and to the operation of the Company subject to those conflicts and to the actions taken by the KKR Group to address such conflicts.

Fees

The KKR Group generally expects to earn fees and/or other compensation from Infrastructure Assets in which, or holding vehicles and other entities through which the Company acquires such Infrastructure Assets and will at times also earn fees and/or other compensation directly from the Company and from purchasers, sellers and other parties to transactions in which the Company, directly or indirectly, participates as compensation for services, including advising on valuing, structuring, negotiating, monitoring and arranging financing for transactions. The KKR Group and its affiliates will provide a broad range of financial services to and with respect to the Company’s, Infrastructure Assets and holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. The KKR Group will act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by Infrastructure Assets and other entities (including non-controlled entities) through which the Company acquires Infrastructure Assets, including in respect of portions of the capital structures of such Infrastructure Assets that are not acquired by the Company or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such Infrastructure Assets, and the KKR Group generally will be paid customary fees for such services to the extent permitted under the LLC Agreement. See also “—Broker-Dealer Activities.” In addition, the KKR Group (including lending vehicles) will provide strategic and capital markets advisory services to the Company, holding vehicles, and other entities (including non-controlled entities) in or through which the Company acquires Infrastructure Assets, including in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, and will alone, or with other counterparties, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. The KKR Group or entities in which the KKR Group has an interest could also receive fees and other compensation in respect of Asset Leasing Services provided to the Company, its Infrastructure Assets, or entities through which the Company makes acquisitions, as applicable. Members of the KKR Group will also provide syndication services to such entities, including in respect of co-investments in transactions participated in by the Company. See “—Co-Investments.” The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the foregoing fees paid to the KKR Group.

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

In addition, the KKR Group will enter into participation or other “back-to-back” arrangements with a bank or other third parties that provide the foregoing services and products directly to or with respect to the Company and its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. Under these arrangements, the KKR Group will agree to assume or perform some portion of the services or obligations undertaken by such third party, or to otherwise assume a portion of the third party’s financial risk in respect of such services or products, and will receive fees from the third party in connection with such activities. These fees (“Indirect Fees”) could represent a specific percentage of the fees received by such third party directly from the Company or its Infrastructure Assets or holding entities, or such other amount as is negotiated and agreed by the KKR Group and such third party. Under such arrangements, although the KKR Group will not receive fees directly from the Company or its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets, the KKR Group could be viewed as indirectly receiving such fees from the Company or its Infrastructure Assets or holding entities in consideration for services or products provided indirectly to the foregoing. The KKR Group has an incentive to select third parties that are likely to engage the KKR Group in such arrangements and pay Indirect Fees to the KKR Group. Any such Indirect Fees received by the KKR Group or its affiliates from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Management Fee payable.

Monitoring fee agreements entered into by the KKR Group with portfolio companies are typically renewed automatically on an annual basis. A portfolio company’s EBITDA (earnings before income, taxes, depreciation and amortization) is generally taken into account in determining the amount of the monitoring fee. Monitoring fees could also be based on a percentage of EBITDA. On the occurrence of initial public offerings (“IPOs”), sales or other change of control events related to a portfolio company, the KKR Group is typically entitled to all unpaid monitoring fees plus any unreimbursed expenses plus the net present value of future monitoring fees that would otherwise be payable by a portfolio company (the “NPV Payment”). The NPV Payment is based on the net present value of the monitoring fees payable over a future fixed period calculated using discount rates equal to the yield on U.S. Treasury securities of like maturity based on the dates fee payments would have been due.

For Infrastructure Assets of the Company, an NPV Payment will generally only be taken where the KKR Group expects to continue to provide ongoing services and advice to the Infrastructure Asset after there has been an IPO, sale or other change of control event. As such, an NPV Payment generally will only be taken if (i) the Company, KKR Vehicles, co-investors and the KKR Public Company’s proprietary balance sheet (the “Balance Sheet”) entities retain (directly or indirectly) 10% or more of the stock or other equity interests in the Infrastructure Asset (or the surviving entity) immediately following the relevant event, and (ii) a KKR or co-investor employee or designee serves or is expected to serve as a member of, or observer at, the board of directors or similar governing body of the Infrastructure Asset (or the surviving entity) (or in the absence of such service or expected service, the KKR Group retains the right to appoint or nominate such a director or observer) immediately following the relevant event.

For Infrastructure Assets of the Company, the fixed period of time used in the NPV Payment calculation described above generally will be the lesser of (i) the remaining term of the relevant monitoring agreement (the term for each monitoring agreement generally will be fixed as the end of the last year of the term for the “flagship” KKR fund for the deal) and (ii) three and a half years from the date of termination of the monitoring agreement (the three-and-a-half-year period approximates the average (mean and median) length of time that it took for KKR’s recent mature private equity funds to dispose of Infrastructure Assets following an IPO or strategic sale where the fund continued to own securities, reflecting what KKR believes is a reasonable approximation for the average number of years during which KKR has historically remained actively involved with such companies).

By way of example and solely for illustrative purposes, assume KKR enters into a monitoring agreement with the Company’s first Infrastructure Asset on January 1, 2023, under which KKR is entitled to a $1 million annual monitoring fee paid in quarterly installments and that the term of the monitoring agreement extends until June 30, 2034, which is the end of the final year of the term for the ‘‘flagship’’ KKR fund for the deal. The KKR Group controls 80% of the equity in the Infrastructure Asset, of which the Company accounts for 10%, KKR Vehicles account for 70%, and co-investors and KKR proprietary Balance Sheet entities account for 20%. The Infrastructure Asset holds an all primary IPO on December 31, 2027, at which time the monitoring agreement is terminated. The aggregate stake in the Infrastructure Asset controlled by the KKR Group immediately after the IPO is greater than 10% and held in the same proportion as the original investment (i.e., of the stake held by the KKR-related entities and co-investors, the Company accounts for 10%, the KKR Vehicles account for 70% and co-investors and KKR proprietary and Balance Sheet entities account for 20%). An employee of the KKR Group serves as a member of the board of directors of the Infrastructure Asset immediately following the IPO.

Under the foregoing scenario, the $1 million annual monitoring fee ($5 million of aggregate monitoring fees paid during the first five years of the monitoring agreement) would be allocated among the Company, the KKR Vehicles and co-investors and KKR proprietary Balance Sheet entities according to their respective share of the equity in the Infrastructure Asset controlled by the KKR Group. KKR Vehicles would be allocated $700,000 per year, or $3.5 million in aggregate over the five years prior to the IPO, the Company would be allocated $100,000 per year, or $0.5 million in aggregate over the five years prior to the IPO, and co-investors and KKR proprietary Balance Sheet entities would be allocated $200,000 per year, or $1.0 million in aggregate over the five years prior to the IPO. The KKR Group would also be entitled to receive an NPV Payment immediately before the IPO when the monitoring agreement is terminated on December 31, 2027. Since the remaining term of the monitoring agreement at the time of termination (six and a half years) exceeds the KKR Group’s historical average hold period following an IPO or strategic sale where a fund continued to own securities (three and a half years), the future fixed period over which the NPV Payment is calculated would be three and a half years (January 1, 2028 through June 30, 2031). Based on the U.S. Treasury yield curve as of April 6, 2023, the yield for U.S. Treasury securities with a one-year maturity was 4.51%, the yield for U.S. Treasury securities with a two-year maturity was 3.82%, the yield for U.S. Treasury securities with a three-year maturity was 3.59% and the yield for U.S. Treasury securities with a five-year maturity was 3.37%. Using the yield for U.S. Treasury securities with a one-year maturity (presently 4.51%, but likely a different amount at a future date) for discounting the $1 million annual aggregate of four quarterly fees for January 1, 2028 through December 31, 2028 results in a net present value of $956,846. Using the yield for U.S. Treasury securities with a two-year maturity (presently 3.82%) for discounting the $1 million annual aggregate of four quarterly fees for January 1, 2029 through December 31, 2029, results in a net present value of $927,765. Using the yield for U.S. Treasury securities with a three-year maturity (presently 3.59%) for discounting the $1 million annual aggregate of four quarterly fees for January 1, 2030 through December 31, 2030 results in a net present value of $899,594. Using the yield for U.S. Treasury securities with a five-year maturity (presently 3.37%) for discounting the $500,000 aggregate of two quarterly fees for January 1, 2031 through June 30, 2031 results in a net present value of $423,640. After adding those numbers, the aggregate NPV Payment to which the KKR Group is entitled would be $3,207,846. This aggregate NPV Payment would then be allocated in the same way as the annual monitoring fees were allocated. The KKR Vehicles would be allocated $2,245,492, the Company would be allocated $320,785 and co-investors and KKR proprietary Balance Sheet entities would be allocated $641,569.

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

Members of the KKR Group engage in loan servicing and other administrative services provided to borrowers, loan syndicates and similar arrangements. One or more of such members of the KKR Group could provide these services to the Company’s Infrastructure Assets and/or to lenders to such Infrastructure Assets and, if so, will receive fees in connection with such services. Any such loan servicing or administration or similar fees received by the KKR Group from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Management Fee payable to the Manager.

Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from Infrastructure Assets of the Company or from entities through which the Company acquires an Infrastructure Asset or other asset for local administration or management services related to such Infrastructure Asset or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services. Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires Infrastructure Assets. Any such dedicated service companies would employ people that provide local administration or management services directly to entities through which the Company acquires Infrastructure Assets or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant Infrastructure Asset or intermediary entity. Any such service costs received by the KKR Group with respect to the Company will not be shared with the Company or offset against the Management Fee payable to the Manager or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian Infrastructure Assets (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, the remuneration will not be credited against the Management Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”

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

Except with respect to Other Fees (which do not include fees of KCM, KKR Capstone, Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs, asset leasing fees and loan servicing or administration fees) as provided under the LLC Agreement, none of the fees charged by the KKR Group for any of the foregoing services will be shared with the Company or offset against the Management Fee payable to the Manager. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the KKR Group to seek to refer, allocate or recommend an acquisition of an Infrastructure Asset or transaction to the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”

KKR Capstone

The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, which provides consulting services to the KKR Group, KKR Vehicles and certain Infrastructure Assets, holding companies and other entities in or through which the Company and KKR Vehicles own and control or invest in, respectively, Infrastructure Assets. The KKR Group could in the future engage Technical Consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other Technical Consultants. The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by such Technical Consultants. In addition, the KKR Group, the Company and/or KKR Vehicles will be responsible, directly or indirectly, for all or a portion of the general and administrative expenses (such as salaries, benefits and other overhead) of any such Technical Consultant (in addition to potential project-based compensation), particularly in cases where a Technical Consultant provides services exclusively to the KKR Group. The KKR Group will be conflicted in allocating such expenses among the Company and/or KKR Vehicles as the method of allocation could increase or decrease, potentially materially, the amount of expenses borne by the Company and/or KKR Vehicle. See also “—Expenses.” A Technical Consultant, such as a Technical Consultant exclusive to the KKR Group, will also hold itself out to the public as part of the KKR Group, including by use of KKR branding or other indicia that will appear as if the KKR Group controls and/or owns a given Technical Consultant, and such a Technical Consultant will generally provide any services to the KKR Group and at the direction of the KKR Group to portfolio companies or assets or to the KKR Group designees on an exclusive basis and also receive services and support from the KKR Group, which will generally be provided on favorable or below market rates. Notwithstanding the foregoing, so long as the KKR Group does not possess material voting or decision-making rights in respect of, or a sufficient equity interest in, the Technical Consultant such that, in either case, the KKR Group “controls” the Technical Consultant (or its business), no such Technical Consultant shall be treated as an affiliate of the KKR Group and, therefore, any compensation, which will be paid in cash, equity or in other forms, received by such a Technical Consultant will not be shared with the Company or offset against any Management Fees to the Manager.

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

Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR Vehicles are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR Vehicles such that those costs are passed on to portfolio companies, the Company and KKR Vehicles. Capstone Executives could serve on the boards of directors of the Company’s Infrastructure Assets and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such Infrastructure Assets. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith. Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against the Management Fee payable to the Manager.

Certain Technical Consultants and/or employees of such Technical Consultants are expected to receive in the future compensation in the form of (x) grants of equity in one or more of the members of the KKR Group (including equity awards from KKR Public Company, which has listed certain securities on the New York Stock Exchange), (y) a portion of the carried interest distributions (or performance payments) received by the general partner(s) of KKR Vehicles that are part of the KKR Group’s “carry pool” and/or (z) a profits interest in individual portfolio companies or assets of KKR

Vehicles. Any such compensation received by such Technical Consultants will not be shared with the Company or offset against the Company’s Management Fee or Performance Participation Allocation and/or carried interest payable by the Company.

Other companies provide similar services as KKR Capstone and other Technical Consultants, but they are less customized to the KKR Group’s business and are not exclusive to the KKR Group and its portfolio companies. In addition, KKR Capstone is often involved in due diligence in connection with KKR’s investment sourcing. Fees and compensation received by KKR Capstone will be paid by the Company and not shared with the Company or offset against the Company’s Management Fee (or performance payments) payable by the Company. In addition, it is expected that fees and compensation received by Technical Consultants will be charged and will not be shared with the Company or offset against the Management Fee payable to the Manager, even if any Technical Consultant were to become a member of the KKR Group.

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

The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant Infrastructure Asset has agreed to pay such costs, then generally the equity owners of the Infrastructure Asset, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the Infrastructure Asset) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant Infrastructure Asset. If an Infrastructure Asset declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the Infrastructure Asset. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant Infrastructure Asset for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. The KKR Group could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing Infrastructure Assets, and the associated fees and reimbursable expenses for such scoping work will be treated as Company expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or Infrastructure Assets.

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

Additionally, certain of these agreements, transactions and arrangements among portfolio companies involve fees, servicing payments, rebates and/or other benefits to the KKR Group (including KKR Capstone). For example, the KKR Group encourages portfolio companies to enter into agreements regarding group procurement and/or vendor discounts. The

KKR Group (including KKR Capstone) could also participate in these agreements and potentially realize better pricing or discounts as a result of the participation of the KKR Group or its portfolio companies. Certain of those agreements provide for commissions or similar payments and/or discounts or rebates to be paid to a member of the KKR Group (including KKR Capstone) or a portfolio company and such payments or discounts or rebates could also be made directly to a member of the KKR Group (or to portfolio companies held as investments by KKR Vehicles or the KKR Group). Under these arrangements, a particular member of the KKR Group (including such portfolio companies) could benefit to a greater degree than the other participants, and a member of the KKR Group, including the KKR funds, investment vehicles and accounts (which might or might not include the Company) that have an interest (including indirectly) in the portfolio company will receive a greater relative benefit from the arrangements than the KKR funds, investment vehicles or accounts that do not own an interest therein. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company or offset against the Management Fee payable to the Manager (see “—Expenses” for a discussion of the allocation of fees and expenses of KKR Capstone). Similar arrangements could be put in place with respect to other Technical Consultants.

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

Cash compensation (i.e., annual fees and cash bonuses) and expense reimbursement paid to Senior Advisors, Executive Advisors and Industry Advisors will generally be allocated to the Company to the extent the services of such individuals relate to the Company’s business strategy or otherwise to acquisitions or potential acquisitions of Infrastructure Assets. Allocations of such amounts are generally based on how each such person spends his or her time and the KKR Vehicles and other parties investing in the relevant strategy or investment. Advisors could also serve on the boards of directors of the Company’s Infrastructure Assets and otherwise serve directly as consultants to Infrastructure Assets and receive directors’ fees, consulting fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from the Infrastructure Assets. Any such compensation, which could be paid in cash or equity, or expense reimbursements received by the Advisors will not be shared with the Company or offset against the Management Fee payable to the Manager. See “—Expenses” below for a discussion of the allocation of fees and expenses of Senior Advisors, Executive Advisors and Industry Advisors.

In addition to Advisors, the KKR Group engages external consultants in connection with the identification of and due diligence with respect to potential Infrastructure Assets, commonly called deal consultants. While there are a variety of forms the engagements can take, they are generally entered into in connection with a specific transaction. Many times, the deal consultant will have sourced the transaction and will be paid a ‘‘finder’s fee’’ as well as fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset). Other times, the deal consultant will be engaged in advance of identifying a specific Infrastructure Asset but with a view to finding an appropriate opportunity for the deal consultant to become an operating executive of an Infrastructure Asset. In those circumstances, the deal consultant will be paid fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset if the acquisition is consummated) and, if the acquisition is successfully consummated, the deal consultant would become an executive at the Infrastructure Asset, typically in the C-suite. Where such deal consultants are engaged in connection with a consummated acquisition of an Infrastructure Asset by the Company, the fees paid to such deal consultants and or the costs of any stock or equity grants made to such consultant will be borne by the Company and any participating KKR Vehicles. KKR generally expects to allocate any fees or other compensation paid to deal consultants across the Company and KKR Vehicles on a fair and equitable basis. However, there could be instances where the Company is required to bear more than its pro rata share (and potentially all) of such fees even though other KKR Vehicles benefit, directly or indirectly, from the services provided by the relevant deal consultant. In addition, where a transaction is not consummated, the fees paid to such deal consultants will be borne by the Company and KKR Vehicles as Broken Deal Expenses. In addition, or as an alternative, to the consultant fees and reimbursement for due diligence work described above, such deal consultants could also receive (i) profits interests and other performance related compensation related to the relevant Infrastructure Asset; (ii) an opportunity to participate in any management equity plans of the relevant Infrastructure Asset; and/or (iii) an opportunity to invest in the relevant Infrastructure Asset on a no-fee/no-carry basis.

The KKR Group has entered into, and expects that in the future it will enter into, in cooperation with the Manager, strategic partnerships or other multi-strategy, multi-fund or multi-asset class arrangements with investors (or their affiliates) that commit capital to a range of the KKR Group’s platform of products, investment ideas and asset classes (including the strategy of the Company). Such arrangements will generally (subject to applicable terms) include the KKR Group’s granting certain preferential terms to such investors, including, for example, blended fee, management fee, carried interest and/or incentive allocation rates that are lower than those applicable to the Company when applied to the entire strategic partnership, altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments), rights to participate in the investment review and evaluation process, access to senior managers at the Company’s Infrastructure Assets and training by the KKR Group of personnel of the investor (or its affiliates). Where such Shareholders participate in the Company through dedicated investment vehicles or accounts as part of such arrangements (or an affiliate of any such investor participates in the Company), such vehicles and accounts (or affiliates, as applicable) will generally (subject to applicable terms) be granted terms, including the Management Fee and the Performance Participation Allocation, and liquidity rights, that are more favorable than those applicable to other Shareholders. Where management fees, carried interest and/or incentive allocations are applicable at the level of such vehicles and accounts, such terms will generally (subject to applicable terms) include a waiver of the Management Fee and/or the Performance Participation Allocation on their purchase of the Company’s Shares. In addition, the KKR Group has entered into, and expects that in the future it will enter into, written contractual arrangements with investors (or affiliates thereof) that entitle such investors to economic benefits in respect of the Company and/or KKR Vehicles in consideration of the aggregate capital commitments made to KKR Vehicles by such investors (or their affiliates) in excess of a specified threshold and within a specified time period. Such arrangements will generally entitle such investors to receive preferential terms, including management fee and/or carried interest or incentive allocation rates that are lower than those that would apply to a purchase of the Company’s Shares in the absence of such arrangements, as well as altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments). The KKR Group has established and expects in the future to establish KKR Vehicles that pursue similar strategies to the Company and could permit such KKR Vehicles and any other investor to co-invest in some or all of the acquisitions of Infrastructure Assets made by the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments.” The terms applicable to such KKR Vehicles and co-investors, including management fees or carried interest, could be more favorable than those applicable to the Company (and could also include no management fees and/or carried interest). The foregoing preferential terms and other preferential terms that are extended to investors through such arrangements are unavailable to Shareholders in the Company that have not entered into comparable arrangements with the KKR Group.

The Company may enter into Joint Ventures with third-party managers or other persons with respect to the management of specified Infrastructure Assets or categories of Infrastructure Assets and in connection therewith, such third party managers or other persons may receive management fees and/or performance-based compensation such as a carried interest and/or incentive allocations in vehicles through which such Joint Ventures invest. The Company could also hold certain Infrastructure Assets through investment vehicles managed in whole or in part by third party managers or other persons where the Manager determines this is necessary or appropriate due to regulatory or other comparable reasons. Any compensation of such third party managers or of Joint Ventures partners, which will reduce the Company’s returns from the relevant Infrastructure Assets, will not be shared with the Company or offset against the Management Fee payable to the Manager.

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the Initial Offering (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are held in connection with an intermediary’s aggregate subscription for at least $100 million during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company's transactional net asset value, which is the price at which the Company sells and repurchases its Shares. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s Infrastructure Assets, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Infrastructure Asset), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.

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

If a Warehoused Asset pays transaction fees to KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company, those transaction fees will be included in the cost basis for the Warehoused Asset. The cost basis of the Warehoused Asset determines the number of Class E Shares or cash that the Company issues or pays, respectively, to the Balance Sheet for its contribution of the Warehoused Asset. Transaction fees received by KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company (i) prior to the Initial Offering, will not be Other Fees and (ii) following the Initial Offering, will be Other Fees. Transaction fees received by KKR or its affiliates after the Balance Sheet contributes the Warehoused Asset to the Company will be Other Fees.

Fees Paid by Holders of Certain Investor Shares

Shareholders (or their brokers on their behalf) may elect to purchase Investor Shares and in connection therewith, by virtue of holding Class S Shares, Class U Shares, Class D Shares, Class R-D Shares or Class R-S Shares, bear a larger amount of fees than Shareholders that are not holders of Class S Shares, Class U Shares, Class D Shares, Class R-D Shares or Class R-S Shares for reporting, administrative and other services provided by such Shareholder’s registered investment adviser, adviser representative or other financial intermediary. Some or all of (i) the Distribution Fee payable in respect of a holder of Class S Shares, Class U Shares or Class R-S Shares’ investment and (ii) the Servicing Fee payable in respect of a holder of Class S Shares, Class U Shares, Class D Shares, Class R-D Shares or Class R-S Shares’ investment may be allocated to the financial intermediary through which an underlying Shareholder was placed and/or the financial intermediary which provides ongoing services to such underlying Shareholder, in each case as determined by the Manager in its sole discretion. Any amounts allocated in accordance with the foregoing sentence will compensate such representative for any placement, reporting, administrative and/or other services provided to an underlying Shareholder by such financial intermediary. The receipt of the Distribution Fee or Servicing Fee by a Shareholder’s financial intermediary will result in a conflict of interest.

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

In addition, the KKR Group has acquired an interest in an “asset reconstruction company” (an “ARC”) in India which sources, services and/or resolves performing or non-performing loans and provides services relating to loan administration, loan or asset resolution, restructuring and reconstruction in India. The Company can invest in security receipts issued by special purpose trusts or similar vehicles (“ARC Portfolio Trusts”) established by the ARC acting as trustee and manager of the relevant ARC Portfolio Trust. Each such ARC Portfolio Trust will acquire nonperforming loans and / or other relevant assets that such ARC Portfolio Trust is permitted to invest in under applicable law. The ARC will typically be entitled to reimbursement of expenses and compensation for services rendered to an ARC Portfolio Trust, which will typically include an annual management fee based on the net asset value of the assets held by an ARC Portfolio Trust. Where the ARC provides work out and other similar services to an ARC Portfolio Trust, the ARC could also be entitled to performance fees or other performance-based compensation. Pursuant to applicable regulations in India, the ARC has been required to have a 15% interest in each ARC Portfolio Trust it establishes and services. Accordingly, the ARC will co-invest alongside the Company in all assets participated in by the Company through an ARC Portfolio Trust to the extent of such minimum required interest. All management fees, performance fees and other compensation charged to any ARC Portfolio Trust by the ARC, and any returns received by the ARC on its proprietary interest in any ARC Portfolio Trust, will be retained by the ARC, and the KKR Group, as a shareholder of the ARC, will receive a share of such compensation through its share of distributable profits received from the ARC, none of which will be shared with the Company or offset against the Company’s Management Fee or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Accordingly, the Company will not receive any benefit from such share of such compensation earned by the KKR Group. The Company alone or together with KKR Vehicles and third-party investors could invest in security receipts issued by ARC Portfolio Trusts, which will use such proceeds to acquire the non-performing loans and/or other relevant assets. In addition, the ARC is permitted to provide services to ARC Portfolio Trusts in which neither the Company nor any KKR Vehicle invest. The ARC is not under any obligation to bring acquisition opportunities sourced by investment managers and other third parties that are not affiliated with the Manager to the Company or any KKR Vehicle.

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

The structure of each platform Infrastructure Asset and the engagement of each operating partner will vary, including in respect of whether a management or operating team’s services are exclusive to the platform and whether members of the management or operating team are employed directly by such platform or indirectly through a separate management company established to manage such platform, and such structures are subject to change throughout an asset’s hold period, for example, in connection with potential restructurings, refinancings and/or dispositions. Members of the management or operating team for a platform investment will at times include former KKR personnel, Advisors and Capstone Executives. The members of the management team might be selected because the Manager believes that they have particular expertise, capability or knowledge with respect to an actual or potential portfolio company or infrastructure sector or for regulatory reasons or to assist the Manager in building relationships that could be beneficial to the Company and that could create opportunities for future acquisitions of Infrastructure Assets. Although the Manager anticipates exercising influence over any “platform” investments, there could be situations where the Manager will have little influence over such management team with respect to the invested amounts, and there is no assurance that any such investment would benefit the Company, either economically or by achieving access to attractive future acquisition opportunities.

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

As with the Company’s other Infrastructure Assets, in respect of all platform arrangements, the Company will bear the expenses of the management team and/or Infrastructure Asset, as the case may be, including, for example, any overhead expenses, management fees or other fees, employee compensation, diligence expenses or other expenses in connection with backing the management team and/or the build out of the platform. Such expenses will be borne directly by the Company as Company expenses (or Broken Deal Expenses, if applicable) or indirectly as the Company bears the start-up and ongoing expenses of the newly formed platform. The compensation of management of a platform Infrastructure Asset will generally include management fees (or other fees, including, for example, origination fees) or interests in the profits of the Infrastructure Asset (or other entity in the holdings structure of the platform Infrastructure Asset), including profits realized in connection with the disposition of an asset and other performance-based compensation. Where the management or operating team of a platform Infrastructure Asset of the Company provides services that benefit KKR Vehicles, those KKR Vehicles will not necessarily bear their allocable share of platform related expenses, including compensation of management. Although it is possible that a platform Infrastructure Asset will be controlled by the Company, members of a management team will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Management Fee or carried interest distributions payable to the Manager in respect of the Company.

With respect to operating partners, the KKR Group will generally retain, or otherwise enter into a Joint Ventures arrangement with, such operating partner on an ongoing basis through a consulting or Joint Ventures arrangement involving the payment of annual retainer fees. Further, such operating partner will typically receive success fees, performance-based compensation and other compensation for assistance provided by such operators in sourcing and diligencing acquisitions for the Company and KKR Vehicles. Such annual retainer fees, success fees, performance-based compensation and the other costs of retaining such operating partners would ordinarily be borne directly by the Company as fund expenses. To the extent that an operating partner is providing services on an exclusive basis to the KKR Group, or the Company acquires an interest in such operating partner, members of such operating partner will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Management Fee or Performance Participation Allocation payable to the Manager or KKR in respect of the Company. Such operating partners (including operating partners in which the Company owns an interest) will generally operate assets on behalf of the Company as well as KKR Vehicles and could also operate assets for third parties.

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company and the Manager, and the offering of Shares in the Company up to the amount indicated as a cap in the Second Amended and Restated Expense Limitation and Reimbursement Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transaction with Related Persons, Promoters and Certain Control Persons—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement. As discussed in more detail below under “—Co-Investments,” the Company is expected to participate in specific acquisitions together with one or more KKR Vehicles and could also co-invest with the KKR Group (investing for its own account through proprietary entities) and other Co-Investors. In addition, to the extent permitted under the LLC Agreement, the Company and KKR Vehicles are expected to invest in accordance with similar strategies in respect of one or more categories of Infrastructure Assets which the Company seeks to acquire. In particular, but without limitation, the Company is expected from time to time to invest alongside KKR Vehicles. The Manager, KKR and its affiliates will determine, in their discretion, the appropriate allocation of acquisition-related expenses, including Broken Deal Expenses incurred in respect of unconsummated acquisitions and expenses more generally relating to a particular business strategy, among the funds, vehicles and accounts participating or that would have participated in such acquisitions or that otherwise participate in the relevant business strategy, as applicable, which as discussed below, could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant acquisitions.

Out-of-pocket expenses associated with a completed acquisition made by the Company will from time to time be borne by the relevant Infrastructure Asset or a related investment vehicle through which the acquisition is made by the Company and capitalized as part of the acquisition price of the relevant transaction to the extent not reimbursed by a third party. As indicated above, where the relevant Infrastructure Asset bears such expenses, then each direct and indirect equity owner of the company will indirectly bear a portion of such expenses. In certain transactions, however, certain expenses, which could include fees and expenses payable to KKR Capstone (or other Technical Consultants) and Advisors, as applicable, and transaction and monitoring fees and service costs payable to the KKR Group, among others, will be allocated to and borne by (i) holding companies or other vehicles through which certain, but not all, of the direct and indirect equity owners of the Infrastructure Asset invest or (ii) a specific KKR fund, vehicle or account, including the Company and/or KKR Vehicles. Where such expenses are borne by Infrastructure Assets which the Company acquires, this will result in the Company bearing a greater portion of such costs and expenses than would be the case if such costs were paid by the relevant Infrastructure Asset.

Expenses related more generally to a business strategy, including Broken Deal Expenses, certain organizational expenses (e.g., those related to the establishment of a multi-investment platform for a strategy), fees and expenses of consultants (including Senior Advisors, and Industry Advisors, Executive Advisors, KKR Capstone and other Technical Consultants) and costs and expenses of research relating to such strategy, will be allocated to the Company and/or any KKR Vehicles (and, if applicable, KKR proprietary entities) participating in the relevant business strategy. The allocation of such expenses among participants in a given strategy will be based upon a number of relevant factors, including, without limitation, the capital committed to the strategy and the amount of capital historically held or remaining in similar holdings. The proportion of such expenses allocated to any relevant fund, vehicle or account could, accordingly, vary from period to period, but as a general result, the most significant portion of such expenses is typically borne by the primary fund, vehicle or account for such strategy.

KKR Insurance Costs

The KKR Group expects to maintain one or more insurance policies that cover the Company, KKR Vehicles, and the KKR Group, and as noted in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses,” the Company will bear an allocable portion of the premiums and fees for such policies as Company expenses. The KKR Group believes that employing such insurance policies enables the KKR Group to achieve lower overall premiums and fees for the Company, KKR Vehicles, the KKR Group and its affiliates. Such policies typically carry a per occurrence deductible, which would be expected to be borne by the relevant insured person(s) making a claim under the policy and not by other insured persons. On the other hand, such insurance policies typically have a maximum amount that will be paid to insured person(s) making any claim, and as such, it is possible that the Company will have insufficient coverage to the extent that a claim by a KKR Vehicle, KKR and/or one or more members of the KKR Group is paid for their insurance claims up to such maximum amount. In determining the Company’s allocable portion of any insurance premium or fee, the KKR Group first determines the portion of the aggregate amount of such premium or fee that is allocable to the private markets division of the KKR Group (which includes the Company and the KKR Vehicles that are private equity, growth equity or real asset funds) and the portion allocable to the public markets division of the KKR Group based on its assessment of the risks associated with their respective underlying businesses. Historically, the KKR Group has allocated 85% of the aggregate premiums or fees to the private markets division and 15% to the public markets division. The KKR Group then further allocates the private markets division’s portion of the aggregate premiums or fees among the KKR Vehicles comprising the private markets division (including the Company) pro rata based upon their relative NAV as of a specified date on or near the date the KKR Group entered into the applicable policy. In addition to the KKR Group policies referenced above, the Company could obtain one or more additional insurance policies that are specific to the Company, its activities and/or its Infrastructure Assets. The costs of any such additional policies would be borne solely by the Company and/or its Infrastructure Assets (in addition to the amounts borne by the Company under the KKR Group policies described above).

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

The KKR Group manages certain investment vehicles that are either feeder funds investing in KKR Vehicles or side-by-side vehicles investing alongside KKR Vehicles that are established primarily for the benefit of KKR personnel, Advisors, Capstone Executives and certain other persons associated with the KKR Group, including, without limitation, certain external consultants, and could potentially participate in acquisitions of Infrastructure Assets made by the Company. The KKR Group will generally bear any allocable share of organizational costs and other expenses allocable to these vehicles on their behalf.

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

Applicable Employees

The Company will also pay or otherwise bear the costs and expenses associated with administration of the Company and its assets. Such expenses will include allocable compensation and overhead of applicable employees of the KKR Group that are members of finance, tax, legal, compliance, technology, public affairs, client partners group, client services, ESG and operations teams that spend time on Company-related matters and certain of our officers who devote a significant amount of their time to Company-related matters, such as our Chief Operating Officer (the “Applicable Employees”). The following principles will be applied in determining allocable compensation and overhead of Applicable Employees.

Each Applicable Employee will track his/her time (currently expected to be in half-hour increments) spent engaged in a variety of matters that can be generally categorized as relating to (i) administration of the Company, (ii) administration of the Company’s assets, (iii) administration of KKR Vehicles and their assets and (iv) non-fund related activities. The Company will only bear the compensation and overhead of each Applicable Employee that is allocable to the time spent on matters relating to clauses (i) and (ii) relative to the total time spent on all matters by such Applicable Employee. The KKR Group will bear the portion of compensation and overhead of Applicable Employees that is allocable to non-fund related activities. The following activities are included in the administration of the Company and administration of the Company’s assets: (a) capital activity, which includes processing subscriptions and redemptions and calculating the Management Fee and the Performance Participation Allocation; (b) fund financial reporting, which includes semi-annual, annual and other periodic financial statements, working with the Company’s auditors on the annual audit, preparing transparency reports and fee reporting, managing the Company’s general ledger and equity ledger, and preparation and review of quarter close work papers; (c) tax compliance and reporting as well as advice and work related to tax structuring for the Company, its Infrastructure Assets and intermediate holding entities; (d) legal and compliance activities, including, but not limited to, preparation or amendments to the Company’s filings pursuant to the Exchange Act, our Private Placement Memorandum, the LLC Agreement, the Management Agreement and other documentation related to the Company, compliance with applicable law and regulations, and work related to structuring the Company, its Infrastructure Assets and intermediate holding entities; (e) treasury and operations, which includes cash movement and reconciliation and management of credit facilities; (f) custody, which includes managing the custody confirmation process, (g) valuation and (h) maintaining, updating, implementing and enhancing technology software and equipment to conduct the foregoing activities and other technological support in respect of any of the foregoing activities.

Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2024 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2023, even though individual vice presidents on the finance team in New York could have actually been paid less (or more) than the average in 2023 or 2024. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2024 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2023, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2023 or 2024. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.

Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2024 will be the smallest occupied workspace by a vice president on the finance team in New York for 2023, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2023 or 2024. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.

It should be noted that the KKR Group does not obtain pricing information from unaffiliated third-party service providers and accordingly compensation and overhead of Applicable Employees charged to the Company could be in excess of the cost of comparable services provided in an arm’s-length transaction. In addition, the KKR Group could, from time to time, expand the scope of Applicable Employees to apply to additional personnel (or categories of personnel) of the KKR Group devoting time to Company administration matters, as well as in-house attorneys, accountants and tax advisers engaged in the Company’s legal and regulatory compliance. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses” for a further description of expenses that will be borne by the Company. In addition, KKR Vehicles will bear expenses incurred with respect to the Company and its Infrastructure Assets for services performed by employees of the Company and KKR Vehicles will be responsible for compensating the Company accordingly.

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

The Company benefits from access to KKR’s infrastructure platform and from the ability to form Joint Ventures with KKR Vehicles for the purpose of acquiring, owning and controlling Infrastructure Assets. The Company makes acquisitions alongside KKR Infrastructure Fund SICAV SA and KKR Infrastructure Fund (Master) FCP as well as any parallel vehicle formed to invest alongside the aforementioned entities and that are direct or indirect parent companies of KIF Aggregator L.P. (collectively, “KIF”), which has similar objectives and strategies as the Company but operate as distinct entities with their own investors. Although it is not required to, the Company may choose to dispose of an Infrastructure Asset held through a Joint Venture at the same time as one or more KKR Vehicles dispose of an Infrastructure Asset held through the same Joint Venture, including to avoid becoming a Joint Venture partner with an unaffiliated entity. As a result, the Company may choose to sell or hold Infrastructure Assets (possibly at disadvantageous times or under disadvantageous conditions) as a result of one or more KKR Vehicles choosing to sell or hold such Infrastructure Assets. Any such dispositions of Infrastructure Assets made in consideration of dispositions by KKR Vehicles may occur at times that do not otherwise align with Company’s long-term holding period. The Company and KKR Vehicles may also dispose of their interests in an Infrastructure Asset held through a Joint Venture at different times and on different terms.

KKR’s Investment Advisory and Proprietary Activities

As a global investment management firm, the KKR Group sponsors and advises, and expects, in the future, to sponsor and advise, a broad range of investment funds, vehicles and other accounts that make investments worldwide. These include, but are not limited to, the KKR Vehicles. The KKR Group also makes investments for its own account, including, for example, through investment and co-investment vehicles established for KKR personnel, Advisors, Capstone Executives and certain other associated persons of KKR Credit, the KKR Group or any KKR affiliates.

The KKR Public Company uses the Balance Sheet as a significant source of capital to further grow and expand its business, increase its participation in existing businesses and further align its interests with those of investors in KKR Vehicles and other stakeholders. The Balance Sheet includes general partner capital commitments to, and limited partnership interests in KKR Vehicles, proprietary investment vehicles and accounts, co-investments in certain portfolio companies and energy and real estate assets acquired in connection with the KKR Public Company’s acquisition of KKR Financial Holdings LLC (“KFN”) in April 2014. The Balance Sheet also holds other assets used in the development of the KKR Public Company’s business, including seed capital for the purpose of developing, evaluating and testing potential acquisition strategies, products or new strategies (“Seed Investments”) (see “—KKR Stakes and Seed Business” below).

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

Strategic uses principally focus on acquiring or owning assets in the financial services industry to enhance the KKR Public Company’s businesses or earnings. Examples of such uses include strategic acquisitions, such as Pacific Alternative Asset Management Company, LLC (“PAAMCO”), Prisma Capital Partners LP (“Prisma”) and KFN, general partner commitments to KKR Vehicles, warehoused assets for KKR Vehicles and investments through the Stakes and Seed Business. See “—KKR Stakes and Seed Business.”

Opportunistic uses are investments principally made to generate an investment return. Examples of such investments include co-investments, certain investment activities of KFN and certain Seed Investments, real estate investments, and investments in which the Balance Sheet has received a distribution of securities in kind or the Manager has elected to receive a distribution in kind in lieu of a cash distribution. See “—Fees.” The KKR Group seeks to address potential conflicts of interest arising from opportunistic investments by offering, where the KKR Group believes it is appropriate, such investments to relevant KKR Vehicles.

Similarly, the KKR Group has established investment vehicles with approximately $13.5 billion of third-party capital and approximately $7 billion of Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company. However, there is no guarantee that the Company will achieve similar results to those that were achieved by KKR Vehicles in the Core Investment Platform. Because more than 30% of the Core Investment Platform is comprised of the KKR Public Company’s proprietary Balance Sheet capital, the KKR Group treats the entire Core Investment Platform as a proprietary entity. The KKR Group has established (and could in the future establish) KKR Vehicles that co-invest alongside the Core Investment Platform, which increase the amount of capital dedicated to the Core Investment Platform’s investment strategy. The Core Investment Platform targets opportunistic “core” investments, which are typically characterized by an expectation of lower returns and risks, longer hold periods, less leverage, and a greater focus on income generation and regular dividends than typical private equity investments, although no single attribute is determinative and attributes of a particular core investment could change over time. The Company will invest alongside the Core Investment Platform in accordance with the Manager’s allocation policies and procedures. The KKR Group could establish KKR Vehicles treated as proprietary investment vehicles similar to the Core Investment Platform in the future.

In addition, the KKR Group has sponsored a special purpose acquisition company (“SPAC”) and may in the future sponsor additional SPACs or other blank check companies in connection with its investment activities, including through completing a de-SPAC transaction between a portfolio company and a SPAC. As the sponsor of a SPAC, the KKR Group may have an incentive to allocate opportunities to a KKR Group-sponsored SPAC. In order to mitigate this conflict of interest, the KKR Group has established allocation policies and procedures which provide that potential opportunities must be offered to the Company (or the relevant KKR Vehicles pursuing the relevant investment strategy) before a KKR Group-sponsored SPAC is permitted to consummate the relevant investment. However, actual or potential conflicts of interest could nevertheless arise in connection with the determination of whether an investment that is offered to the Company or the relevant KKR Vehicles will be consummated by the Company or the relevant KKR Vehicles or instead offered to the SPAC.

With respect to co-investments, KKR proprietary entities from time to time co-invest in investments by KKR Vehicles (including, potentially, the Company) in portfolio companies. Co-investments by KKR proprietary entities result in less availability of discretionary opportunities for third parties. The KKR Group does not generally charge management or administration fees or performance-related compensation for its services to such other KKR proprietary entities for such co-investments, and the KKR Group retains any allocated monitoring fees and transaction fees based on their respective ownership of the relevant investment in a portfolio company. The KKR Group will generally also bear any allocable share of expenses related to such co-investments on behalf of such KKR proprietary entities. In light of the overlap between the strategies of the Company and the Core Investment Platform, the Core Investment Platform has, and may in the future, co-invest alongside the Company from time to time in Infrastructure Assets that fall within the Company’s business strategy.

The KKR Group will also from time to time make “core,” “core +” and “opportunistic” investments pursuant to strategies that mirror, or are similar to, in whole or in part, strategies implemented by the KKR Group on behalf of KKR Vehicles and/or the Company.

Lastly, the Balance Sheet’s operational funding uses typically consist of activities to facilitate normal course transactions in support of the KKR Public Company’s businesses. Examples of such activities include capital support for the activities of affiliated broker-dealers and treasury and liquidity management investments. Operational activities could also include provision by the Balance Sheet of credit support to a general partner’s obligation to a KKR fund or KKR Vehicles as well as support of certain transactions by a KKR fund or KKR Vehicles or by their portfolio companies. For example, the Balance Sheet could provide interest-free loans to holding companies or other entities through which the Company invests or to platform vehicles in order to bridge down payments or other transactional or operational needs of an Infrastructure Asset pending the receipt by such holding companies of capital contributions from the Company and other equity owners. As an additional example, a proprietary account of the KKR Group has agreed to be liable for certain investment losses and/or for providing liquidity in the events specified in the governing documents of a KKR Vehicle. Operational funding activities are not offered to KKR Vehicles or the Company for investment allocation purposes.

Moreover, from time-to-time, KKR will finance, securitize or employ other structured finance arrangements in respect of certain Balance Sheet assets. For example, the KKR Group has established and expects to establish additional KKR Financing Partners, which are funded in part by one or more third parties and in which the Balance Sheet and/or KKR personnel own a majority equity interest, and/or are entitled to a majority of the investment proceeds distributed by such vehicle after satisfaction of any preferred return (or equivalent priority payment) payable to such third parties (“KKR Financing Partners”). Such KKR Financing Partners could hold Shares in the Company. The interest of any KKR Financing Partners in the Company will be entitled to and subject to the same rights and obligations as other Shareholders of the Company including voting rights, which the KKR Group will control. The KKR Group will also from time to time employ structured financing arrangements with respect to co-investment interests and investments in KKR Vehicles made by Balance Sheet entities (including, potentially co-investments with the Company). These structured financing arrangements could alter the KKR Group’s returns and risk exposure with respect to the applicable Balance Sheet assets as compared to its returns and risk exposure if the KKR Group held such assets outside of such structured financing arrangements and could create incentives for the KKR Group to take actions in respect of such assets that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with the Shareholders of the Company and investors in KKR Vehicles.

In addition, a KKR fund or KKR Vehicle might, subject to applicable requirements in their governing documents, which could include obtaining limited partner or advisory committee consent, determine to sell a particular portfolio company interest to a separate vehicle, which will typically be managed by the KKR Group, with different terms than the KKR fund or KKR Vehicle (e.g., longer duration), and provide limited partners with the option to monetize their investment with the KKR fund or KKR Vehicle at the time of such sale, or to roll all or a portion of their interest in the portfolio company into the new vehicle. Under such circumstances, the KKR Group could invest in or alongside the new vehicle, or hold the entirety of the portfolio company interest sold by the KKR fund or KKR Vehicle through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle).

The foregoing proprietary entities, including Seed Investments and KFN as well as KKR Vehicles, have in the past invested and are expected to continue to invest in similar or the same types of securities or other assets in which the Company or KKR Vehicles seek to invest. These proprietary entities, as well as KKR Vehicles, could potentially compete with, and have interests adverse to, the Company or KKR Vehicles. The existence of Seed Investments and KKR proprietary entities, including KFN, and KKR Vehicles investing in the same or similar assets that are sought to be acquired by the Company or KKR Vehicles, could, among other adverse consequences, affect the prices of the assets, securities or other assets in which the Company invests and affect the availability of such assets. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments.” In such circumstances, the KKR Group’s interest in maximizing the investment return of its proprietary entities and those of its members creates a conflict of interest in that the KKR Group could be motivated to allocate more attractive opportunities to the proprietary entities under its management, and allocate less attractive opportunities to KKR Vehicles and/or the Company. Similarly, the KKR Group could be motivated to allocate scarce opportunities to the proprietary entities under its management rather than to KKR Vehicles and/or the Company.

Impact of Other Investment Activities

Additionally, the KKR Group has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR Vehicles or KKR proprietary entities that are different from, or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the Infrastructure Assets held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of certain KKR Vehicles or KKR proprietary entities and the Company or the regulatory status of KKR Vehicles and any related restrictions or obligations imposed on KKR as a fiduciary thereof (including, for example, KKR Vehicles invested in by pension plans and employee benefit plans and constituting “plan assets” subject to ERISA and/or Section 4975 of the Code or KKR Vehicles that are registered as investment companies under the Investment Company Act). Such advice and actions could adversely impact the Company. For example, a KKR Vehicle or KKR proprietary entity could concurrently, or in close proximity in time with such acquisition by the Company, establish a short position in a security acquired by the Company (for example, as collateral) or that otherwise relates to such a security held by the Company, and such short sale could result in a decrease in the price of the security acquired by or otherwise held by the Company or could otherwise benefit the execution quality of the transaction entered into by the KKR Vehicle and/or the KKR proprietary entity. Additionally, the investment programs employed by the KKR Group for KKR Vehicles or KKR proprietary entities could conflict with the transactions and strategies employed by the Manager and/or KKR in managing the Company. Where the Company, KKR proprietary entities, including Seed Investments, and KKR Vehicles hold interests in the same assets, their interests could potentially be in conflict irrespective of whether their assets are at different levels of the capital structure. For example, the timing of entry into or exit from a portfolio company could vary as among these parties for reasons such as differences in strategy, existing portfolio or liquidity needs. As a further example, the Company could (but is not required to) engage in bona fide hedging transactions in connection with its holdings, while KKR proprietary entities and KKR Vehicles could enter into such transactions for speculative purposes or, alternatively, hedge a given risk related to a given asset more or less fully than the Company. KKR proprietary entities and KKR Vehicles could enter into such hedging arrangements in connection with acquisitions alongside the Company and, like other Shareholders in the Company, could also enter into hedging arrangements in connection with their acquisitions made through the Company (including with respect to the Manager’s or KKR’s (or each of their affiliate’s) entitlement to receive the Performance Participation Allocation), which arrangements are not employed by the Company itself. These differences in hedging strategy could result in such KKR proprietary entities or KKR Vehicles achieving more or less favorable returns with respect to an asset relative to the returns achieved by the Company or other Shareholders in the Company depending upon the timing of the disposition of the relevant asset. Similarly, the form of consideration received in connection with an exit of an asset could also vary among these parties if, for example, KKR proprietary accounts receive and retain an in-kind distribution of securities, for example, through an in-kind distribution by a KKR Vehicle or the Company to its general partner, where such securities are otherwise disposed of by such KKR Vehicle or the Company for cash, in whole or in part.

The above variations in timing or form of consideration could be detrimental to the Company or any such other investing entities. There can be no assurance that the terms of, or the return on, the Company’s Infrastructure Assets will be equivalent to, or better than, the terms of, or the returns obtained by, any KKR Vehicles or KKR proprietary entities, including in respect of any category of holdings, nor can there be any assurance that any KKR Vehicle or KKR proprietary entity with similar programs or business strategies, including, without limitation, any Seed Investments, will hold the same positions, obtain the same financing or perform in a substantially similar manner as the Company. The KKR Group’s ability to implement the Company’s strategy effectively could be limited to the extent that contractual obligations entered into in respect of investments made by KKR Vehicles or KKR proprietary entities or regulatory obligations or restrictions imposed on the KKR Group as a result of the regulatory status of the KKR proprietary entities and/or KKR Vehicles (for example, under ERISA or the Investment Company Act) impose restrictions on the ability of the Company (or the KKR Group on its behalf) to invest in securities or interests that the Company would otherwise be interested in pursuing or to otherwise take actions in respect of the Company’s Infrastructure Assets that would otherwise be considered beneficial to the Company. For example, in certain instances in connection with the sale of investments by KKR proprietary entities or KKR Vehicles, the KKR Group could enter into agreements prohibiting KKR proprietary entities and the KKR Vehicles, including the Company, from engaging in activities that are deemed to compete with the disposed of investment for a certain period of time. Such agreements could in turn prevent the Company from acquiring Infrastructure Assets in certain sectors or regions, including investments that otherwise would have been appropriate for the Company.

In addition to investing alongside the Company, certain KKR Vehicles are expected to invest as Shareholders in the Company and will have the right to exercise any vote, consent or waiver required or permitted under the LLC Agreement in the same manner as other Shareholders in the Company. The manner in which such vote, consent or waiver is exercised by the relevant KKR Vehicle will be subject to its governing documents. The governing documents of KKR Vehicles sometimes provide that all or certain votes, consents or waivers are exercised by the underlying Shareholders or other third-party participants in the KKR Vehicle. However, such governing documents sometimes provide that any such vote, waiver or consent is permitted to be exercised independently by the KKR Group in its capacity as general partner, manager or a similar role with respect to the KKR Vehicle, in which case such vote, waiver or consent will be exercised by the KKR Group in accordance with the interests of the KKR Vehicle, or alternatively might be voted in accordance with prescribed mechanisms (e.g., in the same proportions as other Shareholders vote with respect to the relevant item), in each case as required or permitted under the governing documents of the relevant KKR Vehicle. The LLC Agreement of the Company permits any KKR Vehicle to participate in any vote, waiver or consent of the partners, notwithstanding the ability of the KKR Group to direct such vote, waiver or consent in its capacity as general partner, manager or a similar role with respect to such KKR Vehicle.

KKR Vehicles (including KKR proprietary Balance Sheet entities) could potentially provide financing to a third-party sponsor or its acquisition vehicle or to another company for the purposes of acquiring an Infrastructure Asset or an interest in an Infrastructure Asset from the Company. Although not limited to such arrangements, this type of financing could, for example, be provided through pre-arranged “staple” financing packages arranged and offered by the KKR Group to potential bidders for the relevant Infrastructure Asset or interest. The KKR Group will face conflicts of interest where any such KKR Vehicle provides such acquisition financing, in particular in respect of its incentives to select a bidder using such financing for the purposes of creating an opportunity for such KKR Vehicle and, potentially, related arranging fees for members of the KKR Group, notwithstanding that the relevant bid is below market or otherwise does not reflect on an overall basis the best available terms. Any such financing arrangements will be subject to the KKR Group’s policies and procedures for addressing conflicts.

The KKR Group could, including in particular through the KKR Group’s “Stakes and Seed Business” as discussed under “—KKR Stakes and Seed Business” below, invest on a proprietary basis in minority or majority interests in companies in which the Company and/or KKR Vehicles have no interest but which are counterparties to, or participants in, agreements, transactions or other arrangements with Infrastructure Assets of the Company (for example, an Infrastructure Asset of the Company could retain a company in which the KKR Group has a proprietary interest to provide services, including financial services, license software or develop proprietary technology or could acquire an asset from such company). Agreements, transactions and other arrangements entered into by the Company’s Infrastructure Assets and any such companies will indirectly benefit the KKR Group as an owner of such companies or could adversely impact any of the Company’s Infrastructure Assets with which they do business. The KKR Group’s interest in maximizing its return on such investments will give rise to a conflict of interests, in particular, but not limited to, circumstances where the KKR Group has the ability through its investments to influence the activities of such companies or encourages the Company’s Infrastructure Assets to transact therewith. Transactions between companies in which the KKR Group acquires such proprietary interests, on the one hand, and the Company, on the other, are generally not expected to constitute the types of transactions that will entitle such companies to transaction, monitoring and other fees or compensation that will reduce the Management Fee payable in respect of the Company. For example, insurance brokerage fees or information technology licensing fees payable by any of the Company’s Infrastructure Assets to a KKR affiliate for related services of a KKR affiliate will not reduce the Management Fee but will benefit the KKR affiliate.

Material conflicts of interest that arise between the Company and the Shareholders, on the one hand, and the KKR Group (including the KKR proprietary entities and KKR Vehicles), on the other hand, generally will be discussed and resolved on a case-by-case basis by senior management of the KKR Group, including representatives of the Manager (or otherwise managed in accordance with internal policies and procedures reviewed by senior management). Any such discussions and policies will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflict. To implement best practices in the application and monitoring of conflict resolution, the KKR Group has created a global conflicts committee (“Global Conflicts Committee”). The Global Conflicts Committee is responsible for analyzing and addressing new or potential conflicts of interest that arise (or could arise) in the KKR Group’s business, including conflicts relating to specific transactions and circumstances, as well as those implicit in the overall activities of the KKR Group and its various businesses. In addition, KKR Credit has established policies and procedures for mitigating and managing possible conflicts of interest as they relate to businesses overseen by KKR Credit and KKR Vehicles advised by KKR

Credit (including the management of the Company) and, in particular, for elevating, evaluating and resolving such conflicts. While the KKR Group will manage any resulting conflicts in an appropriate manner (which could involve referring such conflicts to independent parties or acquiring a third-party fairness opinion or other means of resolving the conflict in lieu of referring such conflict to the Board (or the non-independent members thereof) as set out herein), such transactions or advice could have consequences that are adverse to the interests of the Company, such as, for example, by adversely affecting the availability or price of Infrastructure Assets that the Manager seeks to acquire for the Company or the price at which the Manager seeks to purchase or sell any Infrastructure Asset.

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

In connection with its other activities, the KKR Group could come into possession of information that limits the Company’s ability to engage in potential transactions, including by preventing an advisable sale of a particular Infrastructure Asset, which could have an adverse effect on the performance of the Company. See “—Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources.” The Company’s activities will be constrained to the extent of its inability to use such information. The KKR Group has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Manager will consider those relationships, which could result in certain transactions that the Manager will not undertake on behalf of the Company in view of such relationships. The Company will also co-invest with other clients of the KKR Group in particular acquisition opportunities, and the relationship with such clients could influence the decisions made by the Manager with respect to such opportunities. See “—Co-Investments.”

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

Personal Private Investment Holdings

Certain investment personnel of the KKR Group maintain personal private investment holdings, which could include private assets that subsequently become targeted for acquisition by the Company (or private assets that compete with the Company acquisition targets) and/or investments in private funds that invest in or own assets that compete with infrastructure assets or businesses targeted by the Company (e.g., through the acquisition of or purchase of an asset of an unaffiliated private fund sponsor). Certain of these investments are maintained with third-party investment managers who sponsor investment vehicles that compete with the KKR Group or that the KKR Group, KKR Credit or certain affiliates of KKR will from time to time recommend to their respective clients. Furthermore, certain of these personal investments will have terms that are more favorable than those routinely offered by the unaffiliated investment manager (for example, reduced fees). These personal investments could give rise to potential or actual conflicts of interest between the Company and KKR Vehicles on the one hand, and the KKR Group, on the other hand including, in particular, to the extent such investment personnel participate in the management of the Company’s interests in such assets and the personal interests of such investment personnel are not aligned with those of the Company. In addition, personnel of the KKR Group will at times hold investments in entities that become service providers to the KKR Group or Infrastructure Assets of the Company. To the extent that the relevant personnel of the KKR Group do not have control or other influence over the decisions of the relevant service provider, a conflict of interest could nevertheless arise in connection with engaging the relevant entity as a service provider in light of the indirect benefit accruing through the investment held in the service provider. The KKR Group’s personal securities investment and reporting policies, which require the pre-approval from the KKR Group’s compliance group on any personal private fund or private investments, seek to identify any potential or actual conflicts of interest relating to personal private investments.

Other KKR Activities

Conflicts of interest will arise in allocating time, services or resources among the activities of the Company, KKR Vehicles, the KKR Group, other affiliated KKR entities and the senior officers of the KKR Group. Although the Manager will devote such time as will be necessary to conduct the business affairs of the Company in an appropriate manner, the Manager, the KKR Group and its affiliates will continue to devote the resources necessary to manage the investment activities of the KKR Group, KKR Vehicles, other affiliated KKR entities and the executives of KKR and, therefore, conflicts will at times arise in the allocation of time, services and resources. The KKR Group (including the Manager) are not precluded from conducting activities unrelated to the Company. For example, all members of the KKR Infrastructure Team (including certain of our executive officers) work on infrastructure strategies for the global infrastructure funds and the Asia Pacific infrastructure funds and the successors thereto as well as KIF and as a result, not all of their business time will be devoted to the Company. Non-investment professionals may not be dedicated solely to the Company and may perform work for KKR Vehicles which is expected to detract from the time such persons devote to the Company. Time spent on these KKR Vehicles diverts attention from the activities of the Company, which could negatively impact the Company and the Shareholders. Furthermore, the KKR Group and the KKR Group personnel derive financial benefit from these other activities, including fees and performance-based compensation. The KKR Group personnel outside the KKR Infrastructure Team share in the fees and performance-based compensation from the Company; similarly, members of the KKR Infrastructure Team and Infrastructure committees share in the fees and performance-based compensation generated by KKR Vehicles. These and other factors create conflicts of interest in the allocation of time by the KKR Group personnel. The Manager’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and Shareholders rely on the Manager’s judgment in this regard. Additionally, the Company could engage in transactions, including the sale of Infrastructure Assets, to persons or entities who are actual or potential shareholders in the Company or in KKR Vehicles.

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

Affiliated Shareholders

Certain Shareholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of KKR, Infrastructure Assets of the Company and KKR Vehicles) and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to KKR, may receive preferential terms in connection with their acquisitions alongside the Company. For the avoidance of doubt, in the case of an affiliated Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such KKR Vehicle. Specific examples of such preferential terms received by certain affiliated Shareholders may include, among others, waiver of fees. In addition, by virtue of their affiliation with the Manager, affiliated Shareholders have more information about the Company and its Infrastructure Assets than other Shareholders and have access to information (including, but not limited to, valuation reports) in advance of communication to other Shareholders. As a result, such affiliated Shareholders will be able to take actions on the basis of such information which, in the absence of such information, other Shareholders do not take. Finally, to the extent affiliated Shareholders submit repurchase requests in respect of their Shares in the Company, conflicts of interest will arise and the Manager’s affiliation with such Shareholders could influence the Board’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. Additionally, in the case of a Shareholder that is a KKR Vehicle with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such KKR Vehicle (including, but not limited to, liquidity rights) as compared to the other Shareholders. See also “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Due to the nature of Infrastructure Assets, shareholders have limited liquidity and may not receive a full return of their invested capital if they elect to have their shares repurchased by the Company.” While such affiliated Shareholders and/or the Company will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other Shareholders.

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

The Company makes acquisitions alongside KIF, which has similar objectives and strategies as the Company but operates as a distinct entity. KKR Vehicles on the KKR Infrastructure platform will be launched from time to time as business opportunities arise, and KKR will negotiate the terms of those KKR Vehicles with potential investors. The terms of such future KKR Vehicles will include mandatory investment minimums, exceptions to those minimums and the allocation of voting rights with respect to Infrastructure Assets. With respect to the Company, KKR faces a conflict of interest when negotiating these terms because KKR generally expects to seek to maximize the potential size of any such future KKR Vehicle’s aggregate commitments. Accordingly, KKR may agree to high mandatory investment minimums or reduce the exceptions to such minimums in a way that is favorable to the investors in such future KKR Vehicle and limits or restricts the Company’s access to acquisition opportunities alongside such future KKR Vehicle. KKR may also agree to restrictions or limitations on how voting rights with respect to Infrastructure Assets may be allocated which would be disadvantageous to the Company’s ability to form Joint Ventures with such future KKR Vehicle. These terms may be materially less favorable for the Company than terms currently available and may continue to become more disadvantageous to the Company over time.

In addition, even where the KKR Group determines that a particular opportunity falls within the general parameters of opportunities allocated to the Company, the investment committee are permitted to nonetheless decide to pass on any such opportunity for a variety of reasons. If the investment committee decides to pass on any such opportunity, such opportunity can then be allocated to any KKR Vehicle or the KKR Group.

As a general matter, and subject to the LLC Agreement and the foregoing, the KKR Group will allocate opportunities between the KKR Group, the Company and KKR Vehicles in a manner that is consistent with an allocation methodology established by the KKR Group reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. In determining allocations of opportunities, the KKR Group will take into account such factors as it deems appropriate, which could include, for example and without limitation: investment objectives and focus; target size and target returns, available capital, the timing of capital inflows and outflows and anticipated capital commitments and subscriptions; timing of closing and speed of execution; liquidity profile, including during a ramp-up or wind-down period; applicable concentration limits and other investment restrictions and client instructions (including, without limitation, the need to resize positions to avoid breaches of applicable investment restrictions); mandatory minimum investment rights and other contractual obligations applicable to participating funds (as discussed further below), vehicles and accounts and/or to their investors; portfolio diversification; applicable investment periods and proximity to the end of the term of the relevant funds, vehicles and accounts; the management of actual or potential conflicts of interest; limitations on participants imposed by a portfolio company or other counterparty involved in making an opportunity available; whether an opportunity requires specific advisory committee or other consents on behalf of relevant funds, vehicles and accounts; lender covenants; tax efficiencies and potential adverse tax consequences; regulatory restrictions applicable to participating funds, vehicles and accounts and Shareholders that could limit the Company’s ability to participate in a proposed acquisition; policies and restrictions (including internal policies and procedures) applicable to participating funds, vehicles and accounts; the avoidance of odd-lots or cases where a pro rata or other defined allocation methodology would result in a de minimis allocation to one or more participating funds, vehicles and accounts; the potential dilutive effect of a new position; the overall risk profile of a portfolio; the potential return available from a debt investment as compared to an equity investment; the potential effect of the Company’s performance (positive and negative); and any other considerations deemed relevant by the KKR Group.

The outcome of any allocation determination by the KKR Group will at times result in the allocation of all or none of an opportunity to the Company in allocations that are otherwise on a non-pro rata basis and could result in the Company co-investing in an opportunity alongside the KKR Group and/or a KKR Vehicle, in either the same or different parts of the target’s capital structure. Such determinations could also result in the dilution of the Company’s interest in any existing asset by KKR Vehicles, the KKR Group and/or third party co-investors to the extent that an opportunity constituting a follow-on investment in respect of an existing Company asset arises and the Company has insufficient available capital to take up all or any part of what would otherwise be its allocable share of such opportunity (which would generally be based on its participation in the initial investment). Any such dilution will likely be determined on the basis of a valuation in respect of the existing asset determined by the KKR Group. Conversely, to the extent a KKR Vehicle participating in the original investment has insufficient capital or is otherwise unable to participate on a pro rata basis in any related follow-on opportunity, such excess opportunity could be allocated in whole or in part to the Company increasing its concentration in the relevant asset, which would potentially increase the losses incurred by the Company to the extent such follow-on investment as a whole does not perform as anticipated. The fact that carried interest and/or incentive allocation is calculated at different rates among the Company and KKR Vehicles, or is subject to different hurdle rates or other similar terms, creates an incentive for the KKR Group to allocate opportunities disproportionately to vehicles allocating carried interest and/or incentive allocation at a higher rate (or subject to a lower hurdle rate). However, the KKR Group has adopted policies and procedures that seek to ensure that opportunities are allocated in good faith and that such allocations are fair and reasonable under the circumstances and considering such factors as the KKR Group deems relevant.

For the purposes of applying the Manager’s allocation methodology applicable to its infrastructure platform, the Company does not benefit from any mandatory minimum purchase rights or minimum purchase thresholds. As such the Company will not benefit from any priority acquisition allocation and therefore priority acquisition allocations made by the KKR Group may result in the Company not participating to the same extent in acquisition opportunities in which it would have otherwise participated had the mandatory minimum investment rights or minimum investment thresholds for the KKR Vehicles not existed. Certain KKR Vehicles have a mandatory minimum investment threshold that must be satisfied under its governing documents prior to opportunities being offered more broadly. Typically, there is a specified percentage that is carved-out of the relevant mandatory minimum investment threshold that allows the KKR Group to allocate amounts to such relevant KKR Vehicles that participate in the relevant strategy (such amount plus the mandatory minimum investment threshold is referred to as the “first tier” allocation). The Company will be offered the opportunity to participate in the “first tier” allocations alongside nearly all KKR Vehicles that comprise KKR’s infrastructure platform up to a capped amount. Certain KKR Vehicles do not allow for KKR Vehicles to participate in the first tier allocation. As such, the Company will not be offered the opportunity to participate in the first tier allocation alongside those KKR Vehicles. In many cases, the aggregate amount of an opportunity exceeds the capacity of the first tier allocation, and the remaining amounts (the “second tier” allocation) may be offered to KKR Vehicles or the Company, in such amounts as determined by the KKR Group in its sole discretion in accordance with KKR’s policies and procedures applicable to such investment. When there is second tier allocation available, the Company will be offered the opportunity to participate in the second tier allocation.

Further, an Infrastructure Asset could over time develop characteristics that result in the Infrastructure Asset constituting an attractive opportunity for a KKR Vehicle and vice versa. In such cases, the Manager could seek to effect a purchase or sale of an Infrastructure Asset (a “cross transaction”) between the Company and one or more KKR Vehicles, subject in each case to applicable procedures and consents as described in “—Cross Transactions” below.

In addition, subject to the LLC Agreement, the Company could co-invest in an opportunity alongside predecessor funds and successor funds of KKR Vehicles with a strategy that overlaps with that of the Company but is otherwise materially different than that of the Company, including co-investments with the ‘‘flagship’’ KKR fund for a strategy. Conflicts of interest could arise due to the differences between the strategy, term, permitted holding period and factors related to the overall holdings of the Company and that of any such KKR Vehicle, including in particular where the size of the Company’s contribution to an acquisition opportunity is smaller than that of a KKR Vehicle (including a “flagship” KKR fund) or where such a KKR Vehicle is considered the “lead” investing entity for the relevant opportunity. See also “—Co-Investments.” In addition, since KKR Vehicles are expected to have investment time horizons,liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

There can be no assurance that the Company will have an opportunity to participate in certain opportunities that fall within the Company’s business objectives. See also “—Investments in which KKR and/or KKR Vehicles Have a Different Principal Interest.” The KKR Group is permitted to amend its allocation policies and procedures at any time without the consent of the Shareholders or Board.

To the extent that the Manager determines in good faith that an opportunity is most appropriate for the proprietary principal investment activities of the KKR Group due to the strategic nature of the opportunity as it relates to the business of the KKR Group, including Seed Investments, such opportunity (including for the avoidance of doubt, any opportunity that could include the acquisition of assets that individually are within the primary focus of the Company) will be deemed to not be within the focus of the Company and will be allocated to the Balance Sheet as a “strategic” investment under the Balance Sheet Guidelines.

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

Seed Investments and certain other KKR proprietary entities targeting Infrastructure Assets in which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such opportunities, including, with respect to Seed Investments, in order to maintain the integrity of their strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of acquisition opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company. See “—Co-Investments.” in either the same or different parts of the target’s capital structure or could result in a KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities participated in by the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.

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

The KKR Group believes that the Balance Sheet’s strategic acquisitions and operational funding activities are appropriate solely for proprietary activities and therefore not within the focus of any KKR Vehicle. As such, strategic acquisitions and operational funding activities are not typically allocated to KKR Vehicles (including the Company).

In addition, certain types of opportunistic acquisitions made by the Balance Sheet involve acquisition opportunities that are not within an investment mandate of the KKR Vehicles or that have been declined by the investment committees of the KKR Vehicles. For example, acquisitions made by the Balance Sheet because they are not within the mandate of the Company or any KKR Vehicle or because they have been declined by the executive committee of the Company or KKR Vehicles would typically be offered for co-investment alongside the Balance Sheet to certain KKR Vehicles that are separately managed accounts whose investment mandates include acquisitions made alongside the Balance Sheet. The amount allocated to any such KKR Vehicle would depend on various factors, including suitability of acquisition, available capital, concentration limits and other acquisition restrictions, the acquisition’s risk profile and to the extent applicable, consent of investor(s) in such KKR Vehicles.

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

Co-Investments

As indicated above and elsewhere in this Annual Report on Form 10-K, the Company could co-invest together with KKR Vehicles and/or certain opportunistic KKR proprietary Balance Sheet entities in some or all of the Company’s opportunities. The KKR Group will also from time to time offer co-investment opportunities to KKR parallel vehicles, other vehicles in which KKR personnel, Senior Advisors, KKR Advisors, Executive Advisors, Industry Advisors, Capstone Executives and other associated persons of the KKR Group or any KKR affiliates or any of their affiliated entities might invest and third-party co-investors (including Shareholders and prospective shareholders) and special purpose vehicles established and administered by the KKR Group to facilitate the investments and related investment decisions and activities of such third party co-investors (the foregoing vehicles, entities and persons, collectively, “Co-Investors”). In determining the allocation of co-investment opportunities to applicable Co-Investors, the KKR Group considers a multitude of factors, including its own interest in investing in the opportunity.

With respect to the syndication of co-investment opportunities to third-party Co-Investors, the KKR Group will take into account various factors it deems appropriate to limit the overall risk of the syndication. While these factors will vary from opportunity to opportunity, the most important are: whether a prospective Co-Investor has expressed an interest in evaluating co-investment opportunities; the financial resources of the prospective Co-Investor and its commitment to satisfy certain minimum/maximum investment amounts and its ability to provide the requisite capital and complete a co-investment within the specified timeframe based on the KKR Group’s prior experience with such prospective Co-Investor; the size of the prospective Co-Investor’s commitments to the Company and KKR Vehicles and the importance of such prospective Co-Investor for future business with KKR; the overall strategic benefit to the KKR Group of offering a co-investment to such potential Co-Investor; attributes of the applicable opportunity that could be attractive to a potential Co-Investor based on its business strategies, its ability to contribute to the business or its geographic proximity to the investment; the economic terms on which such prospective Co-Investor will agree to participate; ease of process with respect to arranging a co-investment group; any legal, regulatory or tax considerations to which the proposed investment is expected to give rise; and such other factors that the KKR Group deems relevant under the circumstances. As a result, co-investment opportunities are not allocated pro rata among the Shareholders. There can be no assurances that any particular Shareholder will be given the opportunity to participate in any co-investment opportunities, even if such Shareholder has expressed an interest in evaluating co-investment opportunities, and certain Shareholders will potentially receive a disproportionate amount of co-investment opportunities during the Company’s investment period. Consistent with the KKR Group’s practice in connection with some KKR Vehicles, the Manager or its affiliates might establish and administer dedicated special purpose vehicles for specific Shareholders in order to facilitate and administer one or more co-investments and related investment decisions and activities by the relevant Shareholders as Co-Investors alongside the

Company. Any such special purpose vehicles will be established in the Manager’s or its affiliates’ sole discretion, and the Manager and its affiliates have no obligation to offer a similar opportunity to any other Shareholder.

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

KKR proprietary Balance Sheet entities and Co-Investors established principally for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates (which might include executives of KKR fund portfolio companies and external consultants) typically will not be subject to management fees or carried interest allocations, performance fees or other performance-related compensation but are generally required to bear their allocable share of Broken Deal Expenses and are allocated a share of monitoring and transaction fees based on their respective ownership of the relevant portfolio company (with the KKR Group retaining such allocable amounts). Management fees, carried interest, administration and/or other fees applicable to other Co-Investors will be established by the KKR Group in its sole discretion and, as indicated above under ‘‘Fees’’ and could be less or more than those applicable to the Company. Certain Co-Investors not comprising Co-Investors established for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates will not be subject to or otherwise charged any management fees, Performance Participation Allocation and/or other carried interest or other performance compensation, administration fees or other fees.

Subject to the terms of the LLC Agreement certain Co-Investors co-investing with the Company could invest on different (and more favorable) terms than those applicable to the Company and have interests or requirements that conflict with and adversely impact the Company (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). Subject to the LLC Agreement, the KKR Group will generally seek to ensure that the Company, any KKR Vehicles, KKR proprietary entities, the KKR Group and Co-Investors participate in any co-investment and any related transactions on comparable economic terms to the extent reasonably practicable and subject to legal, tax and regulatory considerations. Shareholders should note, however, that such participation could not be practicable in all circumstances and will depend on terms negotiated by such co-investors in their sole discretion and that the Company could potentially participate in such acquisitions on different and potentially less favorable economic terms than such parties if the KKR Group deems such participation as being otherwise in the Company’s best interests. This could have an adverse impact on the Company. Without limiting the foregoing, although Co-Investors are not offered the opportunity to purchase securities at a price lower than the price paid by the Company, Co-Investors typically do not bear management fees, performance participation allocations or carried interest, and can be offered the opportunity to participate without bearing other fees or expenses borne by the Company (or to receive a rebate or other offset of such fees and expenses). In addition the Manager is permitted to allow any person (excluding KKR affiliates) to participate in an acquisition alongside the Company (such persons, the “Equity Partners”) if, in the Manager’s opinion, such participation facilitates the consummation of the acquisition or is otherwise beneficial to the acquisition or the Company. Such Equity Partners could invest on terms that are materially different to the Company (including on more favorable terms, including with respect to price) and could exit at different times and on different terms than the Company.

The “flagship” KKR fund participating in an acquisition customarily will provide, and the Company may provide in the future, an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory agency) in connection with a potential acquisition covering the entire equity funding obligation for the relevant acquisition, including amounts expected to be funded by parallel vehicles, KKR Vehicles and other Co-Investors, where applicable. Additionally, both the Company and the relevant “flagship” KKR fund will customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential acquisition. The KKR Group has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits among the Company, the relevant “flagship” KKR fund, its parallel vehicles, KKR Vehicles and other Co-Investors. However, KKR Vehicles and other Co-Investors expected to participate in a potential acquisition generally will not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit will remain the primary obligation and risk of the Company and the “flagship” KKR fund, and any parallel vehicles, KKR Vehicles and other Co-Investors participating in the relevant acquisition will be liable for their respective shares of the funding obligation or deposit as determined under the KKR Group’s policies and procedures, which for certain entities, would only impose liability as and when, and to the extent that they enter into a joinder or other equity commitment undertaking, which (if entered into) typically will not occur until after signing of the relevant transaction documents.

The Company could provide interim financing to any Infrastructure Asset in connection with or subsequent to a portfolio acquisition by the Company in such Infrastructure Asset (each, a “Bridge Financing”). Bridge Financings could be syndicated to one or more Co-Investors to the extent such Co-Investors were not in a position to participate in the relevant co-investment opportunity on or prior to the closing of the Company’s participation therein. Generally, investments syndicated to Co-Investors post-closing (including Bridge Financings) are expected to be transferred at cost and without an interest charge or other cost of capital charge payable to the Company. The Company is expected to fund Bridge Financings using cash on hand or drawdowns under the Company’s credit facility (to the extent available). The Company will bear the interest expenses on such borrowed amounts and typically will not be reimbursed for such expenses when interests are transferred to Co-Investors, nor will Co-Investors reimburse the Company or otherwise bear any other costs and expenses incurred by the Company in connection with these borrowings or in connection with establishing the credit facility, including without limitation any upfront fees, undrawn fees or associated legal costs or expenses. If a transaction fee is paid in connection with a deal where there is a Bridge Financing, then the Company will be allocated a portion of the transaction fee based on its aggregate funding at closing of the deal (i.e., both its long-term hold amount and any Bridge Financing amount). The entire amount of the transaction fee allocated to the Company will be treated as Other Fees and be offset against the Management Fee payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). KCM will not earn any syndication fees in connection with the placing of any Bridge Financing to the Company or the subsequent syndication of Bridge Financings to Co-Investors. In circumstances where the Company was allocated a transaction fee for a Bridge Financing, such Bridge Financing will be transferred to Co-Investors post-closing at cost (inclusive of the pro rata portion of the transaction fee allocable to the Bridge Financing). The determination as to whether Balance Sheet entities will fund all or any portion of an investment that is expected to be syndicated to Co-Investors will be made by the Balance Sheet Committee (or one or more of its delegates) based on the interests of the Balance Sheet, including the liquidity profile of the Balance Sheet at the time of the syndication, other syndications in process or expected to be in process and the need for bridging in those other syndications, the likelihood of successfully syndicating the investment and the potential for affiliates of the KKR Group to earn syndication fees in connection with placing the investment with Co-Investors (which fees will not be earned by the KKR Group where investments are syndicated by the Company as Bridge Financings) or, conversely, the risk of a failed syndication and retention of the investment. See “—Broker-Dealer Activities.” As such, the Balance Sheet will have an incentive not to agree to fund the portion of investments allocated to Co-Investors where the post-closing syndication is expected to be challenging or subject to significant risk of failure. If Balance Sheet entities do not fund all or any portion of the amount of an investment allocated to Co-Investors, it is expected that the Company will fund such amounts (subject to the limitations set forth in the LLC Agreement) as Bridge Financings. The Company will therefore bear the risk that Co-Investors do not purchase some or all of such investment and the risk of a more concentrated exposure to the relevant investment than was originally desired.

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

In addition to economic interests, the voting, control and governance rights with respect to Joint Ventures or acquisition of Infrastructure Assets in which the Company, KKR Vehicles, KKR proprietary Balance Sheet entities, the KKR Group and/or Co-Investors participate could be structured in a number of ways depending upon various considerations relating to the specific Joint Venture or Infrastructure Asset and the entities participating. For example, voting rights could be allocated pro rata to the participants in a Joint Venture in accordance with their respective equity interests or could be allocated on a disproportionate basis to one or more of the participants. In most cases, the Company and the “flagship” KKR fund participating in a Joint Venture will jointly control the Joint Venture, even though the Company may only have a minority economic ownership interest in the relevant Joint Venture. In other cases, a KKR fund could be allocated at least half or more of the voting rights or governance rights (including the right to elect at least half of the board of directors or the right to appoint a second general partner to the aggregating vehicle through which the various entities participate in the relevant acquisition) with respect to an aggregating entity even where the Company owns a majority or more of the economics or equity in the underlying Infrastructure Assets. Where the “flagship” KKR fund participating in a Joint Venture alongside the Company has interests or requirements that do not align with those of the Company, including in particular differing liquidity needs or desired ownership horizons, conflicts could arise with respect to the manner in which the voting or governance rights held by the “flagship” KKR fund are exercised, potentially resulting in an adverse impact on the Company.

In addition, certain Shareholders could subscribe for Shares on a non-discounted basis, and such investment decisions will potentially be influenced, in whole or in part, by discounted arrangements that such Shareholders have received in connection with their co-investments or other investments in KKR Vehicles.

The commitment of Co-Investors to an acquisition made by the Company will in some cases be substantial and involve risks not present in acquisitions where such Co-Investors are not involved. While Co-Investors typically bear their share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring and hedging of their co-investments for consummated acquisitions, such fees, costs and expenses will be borne solely by KKR Vehicles and the Company until such co-investment closes (or permanently if such acquisition does not close). For example, the Company may engage in bona fide hedging transactions in connection with the acquisition, holding, financing, refinancing or disposition of assets, including foreign currency hedging, swaps and other derivative contracts or instruments. Such hedging activity will generally take place after an agreement to acquire a particular asset has been signed but before the transaction closes. In circumstances where Co-Investors participate in an acquisition after it closes, the Company would bear a disproportionate amount of the costs and risks associated with such hedging activity until such time that the Co-Investors contribute their share of fees, costs and expenses. In addition, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will at times provide guarantees or other credit support to Infrastructure Assets or entities through which acquisitions of Infrastructure Assets are made. Where Co-Investors or other third-party Shareholders participate in an acquisition, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will (where the Manager deems appropriate) guarantee an amount in excess of its proportionate interest in the acquisition, including amounts in respect of the interests of Co-Investors or other third parties, which could remain outstanding on a temporary or ongoing basis over the term of the ownership. In these circumstances, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will bear a disproportionate amount of the liabilities and costs associated with the relevant guarantee or other credit support. See also “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets and Industry Focus—
We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

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

With respect to Infrastructure Assets of the Company, the Company has the ability to acquire controlling or other significant influence positions in some of its Infrastructure Assets and will also seek to acquire some Infrastructure Assets in which it does not acquire such positions. The Company could at times have the ability to elect some or all of the members of the board of directors of its Infrastructure Assets and thereby influence and control their policies and operations, including the appointment of management, future issuances of common stock, or other securities, the payments of dividends, if any, on their common stock, the incurrence of debt, amendments to their certificates of incorporation and bylaws, and entering into extraordinary transactions. Certain actions of an Infrastructure Asset that the KKR Group is in a position to control or influence by reason of the Company’s interest in such company could be in the interests of the Company but adverse to the interests of a KKR Vehicle that has also invested in the Infrastructure Asset or vice versa. For example, the Company could have an interest in pursuing an acquisition that would increase indebtedness, a divestiture of revenue-generating assets, or another transaction that, in the KKR Group’s judgment, could enhance the value of the

Company’s assets, but would subject any debt investments including opportunistic, credit, mezzanine debt investments and high performing debt strategies made by a KKR Vehicle to additional or increased risk.

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

For example, with respect to the Company’s interests in certain companies, members of the KKR Group and/or KKR Vehicles and/or Global Atlantic could invest in debt issued by the same companies. The interests of the Company will not be aligned in all circumstances with the interests of the KKR Group or KKR Vehicles to the extent that they hold debt interests, which could create actual or potential conflicts of interest or the appearance of such conflicts. In that regard, actions could be taken by the KKR Group and/or the KKR Vehicles that are adverse to the Company. The interests of the Company, the KKR Group and/or KKR Vehicles investing in different parts of the capital structure of an Infrastructure Asset are particularly likely to conflict in the case of financial distress of the company. For example, if additional financing is necessary as a result of financial or other difficulties of an Infrastructure Asset, it will generally not be in the best interests of a KKR Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Manager or the KKR Group to recommend such additional financing as being in the best interests of the Company might be impaired. In addition, it is possible that, in a bankruptcy proceeding, the Company’s interests could be subordinated or otherwise adversely affected by virtue of the KKR Group’s and/or such KKR Vehicles’ involvement and actions relating to their investment. There can be no assurance that the term of or the return on the Company’s investment will be equivalent to or better than the term of or the returns obtained by the KKR Vehicles participating in the transaction. This could result in a loss or substantial dilution of the Company’s Infrastructure Asset, while the KKR Group or a KKR Vehicle recovers all or part of amounts due to it. Similarly, the Manager’s ability to implement the Company’s strategies effectively will be limited to the extent that contractual obligations entered into in respect of the activities of the KKR Group and/or KKR Vehicles impose restrictions on the Company engaging in transactions that the Manager would be interested in otherwise pursuing.

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

The Company, its Infrastructure Assets and other entities in or through which the Company acquires Infrastructure Assets will enter into deal-contingent hedging arrangements with respect to prospective Company Infrastructure Assets. Under these arrangements, in exchange for a fixed fee a bank or other counterparty unaffiliated with the KKR Group will agree to assume the market risk associated with a hedging arrangement entered into by or on behalf of the Company or such other entity in or through which a potential Infrastructure Asset is proposed to be acquired (e.g., with respect to FX or interest rate risk) in the event that the relevant Infrastructure Asset ultimately is not consummated. A member of the KKR Group will in turn enter into agreements with such counterparty pursuant to which such member of the KKR Group agrees to assume some portion of the market risk under the deal-contingent hedging arrangement in consideration for a portion of the fee payable to such counterparty. See also “—Fees.” In these circumstances, the interests of the KKR Group member receiving this Indirect Fee in a deal-contingent hedging arrangement will not always be aligned with the interests of the Company. For example, if there is a market decline between the time the deal-contingent hedging arrangement is entered into and the closing of the investment, then the member of the KKR Group participating in such hedging arrangement will be facing an unrealized loss (which could be substantial) that could be avoided by consummating the investment since the loss would only be realized if the investment does not close. Conversely, if there is a market increase between the time the deal-contingent hedging arrangement is entered into and the closing of the investment, then the member of the KKR Group participating in such hedging arrangement will be facing an unrealized gain (which could be substantial) that could be realized by not consummating the investment since the gain would only be crystallized if the investment does not close. As a result, the KKR Group will face actual or apparent conflicts of interest in connection with the consummation (or abandonment) of an investment with respect to which a member of the KKR Group has participated in a related deal-contingent hedging arrangement.

Competing Interests; Allocation of Resources

As noted under “—KKR’s Investment Advisory and Proprietary Activities” above, the KKR Group could make investments on behalf of itself and/or KKR Vehicles that are competitive to the Company’s acquisitions (for example, a KKR Vehicle could invest in a portfolio company (in which, for these purposes, the Company will have no interest) that competes with an Infrastructure Asset of the Company). In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such KKR Vehicles or the KKR Group, to the extent permitted by law, the KKR Group will not take into consideration the interests of the Company and its Infrastructure Assets. Accordingly, such advice, recommendations and dealings could result in adverse consequences to the Company or its Infrastructure Assets. Conflicts of interest could also arise with respect to the allocation of the KKR Group’s time and resources between such portfolio companies and other investments. In addition, in providing services in respect of such portfolio companies and other investments, the KKR Group will at times come into possession of information that it is prohibited from acting on (including on behalf of the Company) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the interests of the Company. To the extent not restricted by confidentiality requirements or applicable law, the KKR Group could apply experience and information gained in providing services to Infrastructure Assets of the Company to provide services to competing portfolio companies and investments of the KKR Group or KKR Vehicles, which could have adverse consequences for the Company or its assets. See also “—Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources.”

In addition, the KKR Group will receive various kinds of portfolio company data and information (including from portfolio companies of KKR funds and KKR Vehicles), including information relating to business operations, trends, budgets, customers and other metrics. As a result, the KKR Group will likely be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, the KKR Group will generally seek to enter into information sharing and use arrangements with portfolio companies. The KKR Group believes that access to this information will further the interests of the Shareholders by providing opportunities for operational improvements across portfolio companies and for the KKR Group to utilize such information in connection with the Company’s management activities. Subject to appropriate contractual arrangements and the KKR Group’s policies and procedures on the proper handling of private and confidential information, the KKR Group will at times also utilize such information outside of the Company’s activities in a manner that provides a material benefit to the KKR Group in which the Company would not participate. For example, information from an Infrastructure Asset owned by the Company could enable the KKR Group to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the KKR Group or KKR Vehicles that do not own an interest in such Infrastructure Asset, without compensation or benefit to the Company or its Infrastructure Assets. However, the acquisition of certain confidential or material, non-public information could also limit the ability of the Company to buy or sell particular securities. The benefits received by the KKR Group from any such arrangements will not offset management fees or otherwise be shared with investors. As a result of the foregoing, the Manager could have an incentive to pursue acquisitions of companies based on their data and information and/or to utilize such information in a manner that benefits the KKR Group or KKR Vehicles. The KKR Group engages in a broad range of business activities and invests in portfolio companies whose operations could be substantially similar to the Infrastructure Assets of the Company. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the Infrastructure Assets of the Company, and adversely affect the prices and availability of business opportunities or transactions available to such Infrastructure Assets.

It is possible that KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants serve on the boards of portfolio companies and in such capacity receive directors’ fees that are retained in whole or in part by the relevant individuals. KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could also serve as directors or interim executives of, or otherwise be associated with, companies that are competitors of certain Infrastructure Assets of the Company. In such cases, such individuals will generally be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. In most cases involving the Company’s Infrastructure Assets, given that the Company would generally be a significant investor in such companies, the interests of the Company and its Infrastructure Assets would generally be expected to be aligned, although this will not always be the case, particularly if Infrastructure Assets are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would often not be aligned with those of the Company or the Company’s Infrastructure Assets. This could result in a conflict between the relevant individual’s obligations to an Infrastructure Asset or competitor company and the interests of the Company. Such conflict could be addressed to the detriment of the competitor company and the interests of the Company. In some circumstances, having KKR personnel serve as directors or interim executives of an Infrastructure Asset of the Company or another company (including, for these purposes, a portfolio company of the KKR Group or any KKR Vehicle) will restrict the ability of the Company to invest directly in an opportunity that also constitutes an opportunity for such company.

Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources

The KKR Group has adopted information-sharing policies and procedures that address both (i) the handling of confidential information and (ii) the information barrier that exists between the public and private sides of the KKR Group. The KKR Group’s credit and public equity professionals (i.e., those engaged by KKR Credit) are generally on the public side of the KKR Group, although some members of the KKR Credit team are also on the private side of the KKR Group (i.e. part of the “KKR Private Markets” business). The KKR Group’s private equity, growth equity, energy and infrastructure and real estate professionals and Advisors are on the private side of the KKR Group, the Manager and the KKR Group’s broker-dealer professionals could be on the private or public side of the KKR Group depending on their roles. The KKR Group has compliance functions to administer the KKR Group’s information-sharing policies and procedures and monitor potential conflicts of interest. Although the Company plans to leverage the KKR Group’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s Infrastructure Assets, the KKR Group’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit the Company’s ability to do so. For example, from time to time, the KKR Group’s private equity, growth equity or broker-dealer professionals will be in possession of material non-public information with respect to the Company’s Infrastructure Assets or potential Infrastructure Assets (particularly, but not limited to, where the Company acquires or proposes to acquire Infrastructure Assets in which a KKR Vehicle holds equity), and, as a result, such professionals will be restricted by the KKR Group’s information-sharing policies, or by law or contract, from sharing such information with the KKR Group’s professionals responsible for making the Company’s business decisions, even where the disclosure of such information would be in the best interests of the Company or would otherwise influence the decisions taken by such executives with respect to such acquisition or potential acquisition. Accordingly, as a result of such restrictions, the investment activities of the KKR Group’s other businesses could differ from, or be inconsistent with, the interests of and activities that are undertaken for the account of the Company and there can be no assurance that the Company will be able to leverage all of the available resources and industry expertise of the KKR Group’s other businesses fully. Additionally, there could be circumstances in which one or more individuals associated with the KKR Group, including investment executives and committee members otherwise involved in the activities of the Company, will be precluded from providing services to the Company or from being involved in specific acquisition-related activities or decisions because of certain confidential information available to those individuals or to other parts of the KKR Group or because of other applicable legal or regulatory restrictions resulting from their involvement in activities of KKR Vehicles. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets.” In such circumstances, applicable legal or regulatory restrictions (or applicable information barrier policies or other related compliance policies) could require such investment executives to recuse themselves from the relevant Company committees or otherwise from participating in acquisition activities or decisions relating to the Company’s acquisitions or alternatively, the KKR Group could determine that such investment executives should so recuse themselves to ensure that they can participate in the acquisition activities and decisions of KKR Vehicles. The Company could be adversely impacted in such circumstances.

While the KKR Group has established information barriers between its public and private sides as described above, the KKR Group does not, separately within each such division, generally establish information barriers between internal deal teams. In addition, information will at times be shared or “wall crossed” between the public and private sides of the KKR Group pursuant to the KKR Group’s information barrier procedures.

The nature of the KKR Group’s business and the business of its affiliates, including, without limitation, participation by KKR personnel in creditors’ committees, steering committees or boards of directors of portfolio companies and potential portfolio companies, results in it receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. With limited exceptions (as described above), the KKR Group does not establish information barriers between its internal deal teams. Trading by members of the KKR Group on the basis of such information, or improperly disclosing such information, will in some cases be restricted pursuant to applicable law and/or internal policies and procedures adopted by the KKR Group to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an entity by the KKR Group or KKR personnel could, including where an appropriate information barrier does not exist between the relevant investment professionals or has been “crossed” by such professionals, significantly restrict the ability of the Manager to deal in the securities of that entity on behalf of the Company, which could adversely impact the Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such asset. In addition, members of the KKR Group in possession of such information could be prevented from disclosing such information to the KKR Group, even where the disclosure of such information would be in the interests of the Company. The KKR Group will at times also be subject to contractual ‘‘stand-still’’ obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company.

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

In connection with selling investments by way of a public offering, an affiliated broker-dealer of the KKR Group could act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis (provided that such affiliated broker-dealer of the KKR Group will not purchase Infrastructure Assets from the Company in that capacity). The KKR Group could also, on behalf of the Company, effect transactions, including transactions in the secondary markets where the KKR Group is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that the KKR Group will not always receive commissions from such agency cross transactions as indicated above, it could nonetheless have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties. See also “—Broker-Dealer Activities.” The KKR Group will retain any commissions, remuneration or other profits made in such transactions. The Manager will approve any transactions in which an affiliated broker-dealer of the KKR Group acts as an underwriter, as broker for the Company, or as broker or advisor on the other side of a transaction with the Company only where the Manager believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement, a Shareholder will consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

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

More generally, and without limiting the foregoing, the Manager will from time to time purchase an Infrastructure Asset or companies from a closed-end KKR Vehicle, in which the investors of such closed-end KKR Vehicle are given the opportunity to continue their investment in the relevant assets, in whole or in part (a “continuation vehicle”). A continuation vehicle could also involve participation by KKR proprietary entities, KKR Vehicles and/or third parties. If the Company acquired the relevant Infrastructure Asset alongside the relevant closed-end KKR Vehicle, then the Company will need to decide whether to participate in the sale to the continuation vehicle or continue to hold the Infrastructure Asset alongside the continuation vehicle. If the Company elects to sell to the continuation vehicle, the Shareholders will not be given the opportunity to participate in the continuation vehicle. The sale of an Infrastructure Asset to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the Infrastructure Asset at a later time than the Company and otherwise taking actions with respect to such Infrastructure Asset that are different than the actions taken by the Company. As such, the Manager and other members of the KKR Group could ultimately receive a return that is higher than the return achieved by the Company. If the Company does not elect to sell to the continuation vehicle, the sale of an Infrastructure Asset to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the Infrastructure Asset at an earlier time than the Company and otherwise taking actions with respect to such Infrastructure Asset that are different than the actions taken by the Company. As such, the Manager and certain members of the KKR Group that have sold their interests in such Infrastructure Asset to the continuation vehicle could receive from such sale a return that is higher than the ultimate return achieved by the Company at the time the Company disposes of its interests in such Infrastructure Asset. Although the sale of an Infrastructure Asset to a continuation vehicle would in many cases constitute a cross transaction, such transactions could be structured in a manner that does not constitute a cross transaction. The Company may seek to purchase interests in the Infrastructure Asset being sold to the continuation vehicle regardless of whether it previously held interests in such Infrastructure Asset or not, all of which may present a conflict of interest. The Company may also seek to purchase interests in a continuation vehicle in which KKR Vehicles are also participating in such related transaction. In the event the Company proposes to sell any assets to a continuation vehicle and that sale fails to close for any reason, the Company would typically bear its allocable portion of the Broken Deal Expenses relating to the proposed transaction, including fees for services that would only have accrued to the benefit of certain subsets of investors of the closed-end KKR Vehicle, such as those investors of the closed-end KKR Vehicle electing to continue their participation, if the transaction had closed.

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

In addition, two or more portfolio companies in which the Other Participants hold an interest could merge or otherwise enter into a business or asset combination. In such transactions, the Company and such Other Participants could have varying or no interests in any of such portfolio companies participating in such merger or combination. Following such merger or combination, the Company and the Other Participants will exchange securities issued by their existing portfolio companies, as applicable, for or otherwise hold or receive securities in the Successor Company. If any of the portfolio companies involved in any such merger or business or asset combination (or their relevant businesses or assets) are under- or over-valued in connection with such merger or combination, the Company and or any of such Other Participants will receive too great or too small an interest in the Successor Company, which could adversely impact the Company and/or such Other Participants and could otherwise be viewed as causing an indirect transfer of value between the Company and such Other Participants. Notwithstanding such transfer of value, such merger or combination transactions generally will not constitute or otherwise be treated by the Company as principal or cross transactions that are subject to the restrictions applicable to such transactions pursuant to the LLC Agreement.

In addition, to the extent (a) another KKR Vehicle invests in, or transacts with, an Infrastructure Asset, if the Company’s only holding in such Infrastructure Asset is a publicly-traded or privately-held security and none of the Company, KKR or the KKR Group hold a majority of outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such Infrastructure Asset or otherwise have the right to control the Infrastructure Asset by contract, or (b) the Company acquires, or transacts with, a portfolio company of another KKR Vehicle if such KKR Vehicle’s only holding in such Infrastructure Asset is a publicly-traded or privately-held security and none of such KKR Vehicle, KKR or the KKR Group hold a majority of the outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such Infrastructure Asset or otherwise have the right to control the Infrastructure Asset by contract, then, in each case of (a) and (b), such acquisition or transaction will not constitute or otherwise be treated by the Company as a principal or cross transaction. For purposes of the foregoing, none of the Company, any KKR Vehicle,KKR or the KKR Group shall be treated as holding a majority of outstanding voting equity or having the ability to appoint a majority of the board members (or equivalent managers) of the applicable Infrastructure Asset, or otherwise having the right to control such Infrastructure Asset by contract, until the transaction providing any such rights has been consummated. As such, the Company’s acquisition of publicly-traded or privately-held securities of a Infrastructure Asset in which another KKR Vehicle is simultaneously acquiring, or has previously executed a letter of intent or other binding agreement to acquire, a majority of outstanding voting equity of such Infrastructure Asset shall not be treated as a cross transaction so long as such acquisition by such KKR Vehicle has not been consummated, and vice versa.

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

Infrastructure Asset Service Providers

The Company and its Infrastructure Assets are permitted to engage an Infrastructure Asset of the Company or portfolio company of a KKR Vehicle (“Portfolio Company Service Providers”) to provide some or all of the following services: (a) management services with respect to an Infrastructure Asset (i.e., management of operational services); (b) operational services with respect to an Infrastructure Asset (i.e., general management of an Infrastructure Asset’s day to day operations); (c) transaction support services with respect to actual or potential acquisitions (including, without limitation, managing relationships with brokers and other potential sources of acquisitions, identifying and sourcing potential acquisitions, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development activities, assistance with due diligence, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, providing in-house legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits and transaction consulting); (d) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, finance/budget, corporate secretarial services, data management, directorship services, domiciliation, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with Joint Ventures partners), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and (e) loan servicing and management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management). Similarly, KKR Vehicles and their portfolio companies are permitted to engage Portfolio Company Service Providers of the Company or KKR Vehicles to provide some or all of these services. Some of the services performed by a Portfolio Company Service Provider could also be performed by KKR from time to time and vice versa. Fees paid by the Company or its Infrastructure Assets to Portfolio Company Service Providers owned by KKR Vehicles will not be shared with the Company or offset against the Management Fees or carried interest payable by the Company.

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

These arrangements have the potential for a conflict of interest to arise, particularly, for example, where the KKR Vehicles that own a Portfolio Company Service Provider are not the same as the KKR Vehicles that own (directly or indirectly) the portfolio company that is receiving services from such Portfolio Company Service Provider. In these situations, the KKR Vehicles that own the portfolio company to which such services are provided are indirectly paying fees for such services that benefit the KKR Vehicles that own the applicable Portfolio Company Service Provider. Where the relevant arrangement involves services or other benefits provided directly to the Company or a KKR Vehicle, the KKR Group could be incentivized to agree to terms or establish service levels (if applicable) that disproportionately favor the Company or the KKR Vehicles involved. Where such arrangements are between Infrastructure Assets of the Company and portfolio companies of KKR Vehicles, the conflicts of interest involved, including the allocation of overhead expenses among such entities, will depend on the level of independence between the management of such portfolio companies and the KKR Group. The Company, KKR Vehicles and their respective Infrastructure Assets are expected to enter into Joint Ventures with third parties to which Portfolio Company Service Providers will provide services. In some of these cases, the third party Joint Ventures partner might negotiate not to pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, such KKR Vehicles and their respective portfolio companies that also use the services of such Portfolio Company Service Provider will, directly or indirectly, pay the difference, or the Portfolio Company Service Provider will bear a loss equal to the difference.

Portfolio Company Service Providers are generally expected to be owned and, in certain circumstances, controlled, by one or more KKR Vehicles, such as the Company and/or other KKR Vehicles (including co-investment vehicles). In certain instances, a similar company could be owned by the KKR Group directly. The KKR Group could cause a transfer of ownership of one of these Portfolio Company Service Providers from the Company to a KKR Vehicle, or from a KKR Vehicle to the Company. The transfer of a Portfolio Company Service Provider between the Company and a KKR Vehicle is generally expected to be consummated for minimal or no consideration, and without obtaining any consent from the Board (or the non-independent members thereof). The KKR Group could, but is not required to, obtain a third party valuation confirming the same, and if it does, the KKR Group is expected to rely on such valuation. Transactions with Portfolio Company Service Providers of the Company do not require the consent of the Board (or the non-independent members thereof). Portfolio Company Service Providers and KKR Vehicles are not considered “Affiliates” under the LLC Agreement and therefore are not covered by affiliate transaction restrictions included in the LLC Agreement, such as the requirement to obtain consent from the Board (or the non-independent members thereof) in certain circumstances.

Valuation Matters

The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the fair value of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or repurchased by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to KKR and the amount of the Management Fee payable to the Manager. The valuation of investments of KKR Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of KKR to form and attract capital to KKR Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

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

Global Distribution

The Dealer-Manager for the Company is KCM. Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and the Private Offering. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy may be adversely affected. In addition, the Dealer-Manager will in the future serve as Dealer-Manager for other issuers. As a result, the Dealer-Manager will experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy. Further, the participating broker-dealers retained by the Dealer-Manager may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail clients.

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

Broker-Dealer Activities

The KKR Group includes a number of entities that act as broker-dealers. Such broker-dealers (including their respective related lending vehicles) will, from time to time, manage or otherwise participate in underwriting syndicates and/or selling groups with respect to existing or potential Infrastructure Assets of the Company or otherwise be involved in the private placement of debt or equity securities or instruments issued by or in connection with the acquisition of the Company’s Infrastructure Assets and non-controlling entities in or through which the Company may acquire Infrastructure Assets (including by placing securities issued by such Infrastructure Assets with Co-Investors as described in “—Co-Investments” above), or otherwise in arranging or providing financing for the Company and for or in connection with the acquisition of Infrastructure Assets, in each case alone or with other lenders, which could include the Company and KKR Vehicles. See also “—Fees.” In particular, KCM is expected to participate actively in the financing of the Company’s Infrastructure Assets, including, for example, by arranging for senior financing that is secured by pools of Infrastructure Assets held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s Infrastructure Assets, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, interest payments or other compensation with respect to such activities, which are not required to be shared with the Company or the Shareholders. In certain circumstances, where a KKR Group broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s Infrastructure Assets or other issuers in which it invests. In addition, the Company could be prevented from participating in a Joint Venture as a result of a KKR Group broker participating in such underwriting or financing transactions. Where a KKR Group broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.

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

KKR Stakes and Seed Business

The KKR Group owns interests in third-party hedge fund and fund of fund managers in which the KKR Group has acquired a stake, seeded or otherwise obtained an ownership interest (the “Stakes and Seed Managers”). Funds and accounts managed by such managers (“Stakes and Seed Funds”) are expected to pursue a broad range of investment strategies and invest in a broad range of securities and instruments and other assets globally. Any Stakes and Seed Fund could invest in securities or other financial instruments of companies (or issuers) in which KKR Vehicles, including the Company, could also have an interest. Stakes and Seed Funds could also invest in competitors of KKR Vehicles (including the Company) or their respective portfolio companies. Actions taken by any Stakes and Seed Manager in respect of any of the foregoing could adversely impact the Company or a KKR Vehicle. Any such investments and actions will be controlled by the respective Stakes and Seed Manager and will generally be outside the control and oversight of the KKR Group. Notwithstanding the foregoing, the KKR Group and KKR Credit will also, from time to time, act as a nondiscretionary sub-adviser of a Stakes and Seed Fund or Stakes and Seed Manager, including in particular with respect to co-investments made alongside KKR Vehicles.

As of June 1, 2017, Prisma, formerly constituting the KKR Group’s global hedge funds solutions business, together with PAAMCO, became a KKR Stakes and Seed Manager. Advisory affiliates of the KKR Group will also, from time to time, act as a sub-adviser in respect of capital allocated within investment vehicles and other accounts managed and advised by Prisma, and Prisma is expected to advise or sub-advise investment vehicles and other accounts established by the KKR Group (including KKR, KKR Credit or their advisory affiliates).

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

Global Atlantic Transaction

On February 1, 2021, the KKR Group acquired a controlling interest in Global Atlantic, a leading retirement and life insurance company, and serves as Global Atlantic’s investment manager. On January 2, 2024, the KKR Group acquired the remaining 36.7% of Global Atlantic that KKR did not already own. At the closing of the transaction, Global Atlantic became a wholly-owned subsidiary of the KKR Group. It is generally expected that Global Atlantic assets managed by the KKR Group (“Global Atlantic Accounts”) will constitute accounts of a KKR Group entity.

The KKR Group generally expects to treat any Global Atlantic Account as a KKR Vehicle for the purposes of allocating opportunities and related fees and expenses. Global Atlantic Accounts participating in KKR’s infrastructure strategy could participate by coinvesting alongside the Company and KKR Vehicles in some or all of their investments in the Company’s strategy or, potentially, through investments in the Company. Depending on the allocation of such assets to this strategy, the timing of such allocation and the manner in which such allocation is implemented (that is, by investments in or alongside the Company and KKR Vehicles), the investment by Global Atlantic Accounts in KKR’s infrastructure strategy could result in materially less availability of discretionary opportunities for the Company. The establishment of Global Atlantic Accounts investing directly in infrastructure investments will create a conflict of interest in that the KKR Group will be incentivized to allocate more attractive opportunities and scarce opportunities to these proprietary entities and accounts rather than to the Company and KKR Vehicles. The KKR Group will allocate opportunities among the Company, the Global Atlantic Accounts and other accounts in a manner that is consistent with an allocation methodology established by the KKR Group and its affiliates in a manner designed to ensure allocations of such opportunities are made on a fair and equitable basis over time.

Other examples of conflicts of interest that are expected to arise in connection with the KKR Group’s acquisition of Global Atlantic and the Company include transactions pursuant to which Global Atlantic Accounts could, subject to applicable law, acquire assets of, or provide financing to, the Company and/or Infrastructure Assets in which the Company invests. For example, subject to regulatory approval, Global Atlantic Accounts could acquire portfolios of assets originated by, or provide financing to, platform arrangements invested in by the Company. Subject to applicable law, such transactions will be implemented in a manner consistent with the treatment of Global Atlantic Accounts as KKR Vehicles. Accordingly, where such transactions involve the acquisition of such assets or provision of such financing on terms negotiated with the management of such platform vehicles or other Infrastructure Assets in which the Company invests, such transactions will not be viewed as cross transactions that are subject to the cross transactions restrictions applicable pursuant to the LLC Agreement. Further, Global Atlantic Accounts are expected to participate as lenders to the Company on the terms permitted by the LLC Agreement, which could result in actual or potential conflicts of interest as further described in “—Other Affiliate Transactions” above. In addition, Global Atlantic Accounts could invest in infrastructure backed debt instruments issued by Infrastructure Assets in which the Company invests. Such transactions could create actual or potential conflicts of interest as further described in “—Investments in Which KKR and/or KKR Vehicles Have a Different Principal Interest” above. Global Atlantic Accounts will not constitute “Private Equity Funds” as defined in the LLC Agreement, and therefore will not be subject to the contractual restrictions regarding “Cross Transactions” as defined in the LLC Agreement (which includes, but is broader than, the term “cross transactions” as defined in “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and referenced in “—Cross Transactions”). Accordingly, except as otherwise provided in the LLC Agreement or as established by law, the Company could enter into Cross Transactions in which one or more Global Atlantic Accounts is involved without the consent of the Board (or the non-independent members thereof) or the Shareholders.

The terms of Global Atlantic Accounts are expected to differ materially from those of the Company, including in respect of management fees and expense reimbursements. Management fees are expected to be charged by the KKR Group for the management of Global Atlantic Accounts. These fees are, however, generally expected to be lower or even materially lower than those applicable to the Company. Global Atlantic Accounts are not expected to be subject to carried interest distributions or other performance-related compensation. Where any of such assets are managed by the KKR Group through the investment by Global Atlantic Accounts in the Company, such investments are not expected to be subject to the Management Fee or the Performance Participation Allocation payable to the Manager.

Performance Participation Allocation; Management Fee

KKR’s entitlement to receive the Performance Participation Allocation will create an incentive for the Manager and the KKR Group to make riskier or more speculative acquisitions on behalf of the Company than would be the case in the absence of this arrangement.

In addition, the manner in which KKR’s entitlement to the Performance Participation Allocation and the Manager’s entitlement to the Management Fee is determined could result in a conflict between their interests and the interests of the Shareholders with respect to the sequence and timing of disposals of assets. For example, the ultimate beneficial owners of the Manager are generally subject to U.S. federal and local income tax (unlike certain of the Shareholders). The Manager will be incentivized to operate the Company, including to hold and/or sell Infrastructure Assets, in a manner that takes into account the tax treatment of KKR’s Performance Participation Allocation. Legislation enacted at the end of 2017 relating to the taxation of incentive allocations generally provides for a lower capital gains tax rate in respect of investments held for more than three years, whereas certain Shareholders will be eligible for such treatment after a holding period of only more than one year. While the Manager generally intends to seek to maximize pre-tax returns for the Company as a whole, the Manager will nonetheless be incentivized to hold Infrastructure Assets for a longer period than would be the case if such holding period requirement did not exist and/or to dispose of assets prior to any change in law that results in a higher effective income tax rate on KKR’s Performance Participation Allocation. The Manager will also be incentivized to structure Infrastructure Assets in a manner that mitigates the impact of the holding period requirement applicable to carried interest and incentive allocations, which could adversely impact the after-tax returns of, or otherwise result in increased costs for, the Company and the Shareholders. The Manager could be motivated to overstate valuations in order to improve the Company’s track record or to minimize losses from write-downs that must be returned prior to KKR receiving the Performance Participation Allocation.

The Company’s NAV will generally be determined by the Manager based in part on valuations of the Company’s assets as described in “Item 1. Business—Net Asset Value.” The Manager has a conflict of interest with respect to such valuations because the amount of Management Fees payable, the amount of the Performance Participation Allocation to which KKR is entitled with respect to the Company, and the timing of its receipt of the Performance Participation Allocation will depend in part on the value of the assets. In the event that the Company makes any distribution in kind to the Shareholders as a whole or to any Shareholders in particular, the fair value of such property will generally be determined by the Manager. If the valuations made by the Manager are incorrect (including both with respect to an in-kind distribution or with respect to the fair value of assets that continue to be held by the Company), the Performance Participation Allocation payable to KKR, or the timing of receipt of the Performance Participation Allocation, could also be incorrect. A valuation generally will not be required and is not expected to be obtained in connection with in-kind distributions.

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

In the event of any error by the KKR Group in the calculation of the Management Fee, the KKR Group will endeavor to correct such error as soon as reasonably practicable, including by refunding any excess Management Fees, netting such amount out of subsequent amounts payable to the KKR Group or by taking such other actions as the KKR Group determines are reasonably necessary. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. Any determination as to whether an error occurred and as to what remedial action to take, if any, is made by the KKR Group in its sole discretion and shall be final and binding in all respects. Interest will not accrue on any such amounts paid or net out of subsequent amounts between the KKR Group and the Company to rectify any such error.

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

Minority Holdings in Other Businesses

The KKR Group could make minority investments in alternative asset management and insurance firms (other than those otherwise described in this disclosure) and other businesses which are not Infrastructure Assets of the Company or any other KKR Vehicle and that are not affiliated with the KKR Group, the Company or any Other KKR Vehicle and their respective portfolio companies. Certain of these firms may from time to time engage in similar acquisitions or other transactions in which the Company or any other KKR Vehicle engages, including with respect to purchase and sale of certain portfolio company holdings.

Typically, the KKR Group-related party with an interest in the asset management firm or other person would be entitled to receive, as applicable, a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm or a revenue share, as applicable, that are included in the transaction or activities of the third-party asset management firm or person, or a subset of such activities such as transactions with a KKR Group-related party. In addition, while such minority investments could be structured so that KKR does not “control” such third-party asset management firms or persons, the KKR Group may nonetheless be afforded certain governance rights in relation to certain investments of an such third-party asset management firms (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford KKR the ability to influence the firm. Even if the KKR Group, the Company or any other KKR Vehicle does not intend to control such third-party asset management firms or persons, there can be no assurance that all third parties will similarly conclude that such holdings are non-control holdings or that, due to the provisions of the governing documents of such third-party asset management firms or persons or the interpretation of applicable law or regulations, holdings by the KKR Group, the Company or any other KKR Vehicle and their respective portfolio companies will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers or persons will not be deemed “affiliates” of the KKR Group under the Company’s or any other KKR Vehicle’s governing documents or for any other purpose, the KKR Group may, under certain circumstances, be in a position to influence the management and operations of such asset managers or persons and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest.

Participation rights in a third-party asset management firm (or other business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the holdings of the Company or any other KKR Vehicle to claims by third parties in connection with such holdings (as indirect owners of such asset management firms or businesses) that may have an adverse financial or reputational impact on their respective performance.

From time to time, KKR Vehicles and their respective portfolio companies could engage in transactions with, and buy and sell holdings from, third-party asset managers and their sponsored funds, or such persons, and make acquisitions in vehicles sponsored by such third party asset managers, which could result in the KKR Group-related party earning carried interest/performance-based incentive compensation and/or fee income or revenue in respect of any such transactions. Additionally, it is expected that other KKR Vehicles and/or controlled and non-controlled portfolio companies of such KKR Vehicles could provide various forms of financing, including debt and equity, to such alternative asset management and insurance firms and other businesses and their respective investment funds and portfolio companies, and affiliated service providers or other affiliates of the KKR Group could earn fees in exchange for providing services in connection with such financings, even if the sole providers of financing are KKR Vehicles and/or their respective portfolio companies, all of which will not reduce management fees paid by such KKR Vehicles.

Expanding Scope of KKR

The family of related entities colloquially known as “KKR” continues to expand in scope and range of activities. This creates increased opportunities for conflicts of interest, increased pressure on the allocation of opportunities across the platform and increased competition for the time, including conflicts of interest with respect to the devotion of time and attention of KKR Group investment professionals who provide services in respect of the Company, other KKR Vehicles and their respective holdings. It also creates increased opportunities for disputes, liabilities and other burdens on such investment professionals. There can be no assurance of a net benefit to the Company, and it is possible that the expansion of KKR Groups activities will yield a net detriment to the Company.

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

Data Analysis Services - KKR’s Relationship with Quantifind

The KKR Group works with a privately held company called Quantifind, Inc. (“Quantifind”) from time to time, which is a data platform company that uses proprietary web technology to extract revenue-driving factors for brands from a wide spectrum of data sources. George Roberts, Executive Co-Chairman of KKR, and Joseph Grundfest, an independent director of the KKR Public Company, each hold a relatively small (approximately 5.0%) personal investment in Quantifind. To the extent a project relates to data analysis or related services in furtherance of diligence or other analysis related to current or prospective portfolio holdings of the Company (and/or KKR Vehicles) and/or the markets and industries in which their underlying issuers operate, the Company (and/or each such KKR Vehicle, as applicable) will reimburse the KKR Group for their respective portion of any such fees. Infrastructure Assets and other issuers in which the Company (and/or KKR Vehicles) will potentially, from time to time, acquire (including non-controlled issuers) could also separately engage Quantifind to independently conduct big data analysis and/or to leverage information the KKR Group has gained with respect to their respective businesses. None of the services or other fees received by Quantifind in connection with the foregoing will be shared with the Company or offset against the Management Fee payable to the Manager.

Other Benefits

The KKR Group and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not offset or reduce the Company’s Management Fee or expenses or otherwise be shared with the Company, its portfolio companies or the Company’s Shareholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points”, “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the KKR Group or the KKR personnel or related parties receiving them, even though the cost of the underlying service is borne by the Company as a Company expense or by its portfolio companies.

Legal Representation

Simpson Thacher & Bartlett LLP and other counsel (collectively, “Counsel”) has been acting as counsel to the Company, the Manager and certain of their affiliates in connection with the organization of the Company and the offering of Shares and have represented and continue to represent the KKR Group and its affiliates (including the Manager) in connection with the organization of the Company and a variety of other matters. Such counsel will not be representing any Shareholder in connection with the offering of Shares, absent an express agreement to the contrary with such Shareholder. Prospective shareholders should seek their own legal, tax and financial advice before making a purchase of the Company’s Shares. Counsel might also act as counsel to an Infrastructure Asset, equity sponsors of an Infrastructure Asset, other creditors of an Infrastructure Asset, or an agent therefor, a party seeking to acquire some or all of the assets or equity of an Infrastructure Asset, or a person engaged in litigation with an Infrastructure Asset. Representation by Counsel of the Company, the Manager and their affiliates is limited to specific matters as to which they have been consulted by such persons. There could exist other matters that would have a bearing on the Company, the Manager and/or their affiliates as to which Counsel has not been consulted. In addition, Counsel has not undertaken to monitor the compliance of the Manager and its affiliates with the program, strategies, valuation procedures, restrictions and other guidelines and terms set forth herein and in the LLC Agreement, nor does Counsel monitor on behalf of or for the benefit of the Shareholders ongoing compliance with applicable laws.

Global Conflicts Committee and Risk and Operations Committee

KKR is cognizant that conflicts of interest may arise in allocating time, services or resources among the investment activities of different KKR-managed funds, other affiliated KKR investment entities and the executives of KKR.

KKR, its affiliates and their executives have a common mandate: to invest the capital of KKR’s funds in a manner designed to maximize long-term investment returns. To the extent that two or more KKR Vehicles share in an opportunity, it is in the first instance allocated between them subject to any investment limitation or guideline set forth in their respective partnership agreements and otherwise in accordance with their respective investment mandates and diversification considerations.

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

Item 14.    Principal Accountant Fees and Services

Independent Auditors

During the year ended December 31, 2023 and the period from September 23, 2022 (date of formation) to December 31, 2022, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the year ended December 31, 2023 and the period from September 23, 2022 (date of formation) through December 31, 2022 by our independent registered public accounting firm, Deloitte, were as follows:

	For the Year Ended December 31, 2023	For the period from September 23, 2022 (date of formation) through December 31, 2022
Audit fees (1)	$750,000	$142,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$750,000	$142,500

(1)Audit fees include amounts billed to us related to annual consolidated financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2023 that could impair Deloitte from maintaining its independence as our independent auditor.

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

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Item 8 above.

(a) (2)    Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Subscription Agreement

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on November 28, 2022)

4.4	Share Repurchase Plan, effective as of September 25, 2023

4.5	KKR Share Repurchase Arrangement, effective April 28, 2023

10.1	Amended and Restated Management Agreement, between KKR Infrastructure Conglomerate LLC and KKR DAV Manager LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.2	Amended and Restated Dealer-Manager Agreement, between KKR Infrastructure Conglomerate LLC and KKR Capital Markets LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.3	Trademark License Agreement, between KKR Infrastructure Conglomerate LLC and Kohlberg Kravis Roberts & Co. L.P., effective August 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.4	Custody Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.5	Global Custody Agreement, dated as of March 21, 2023, by and among KKR Infrastructure Conglomerate LLC and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.7	Second Amended and Restated Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

10.8	Administrative Services Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and Shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.    Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Tara Davies
Date: March 25, 2024	Tara Davies
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raj Agrawal
Date: March 25, 2024	Raj Agrawal
Chairman of the Board of Directors

Date: March 25, 2024	/s/ Tara Davies
Tara Davies
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 25, 2024	/s/ James Cunningham
James Cunningham
Chief Investment Officer and Director

Date: March 25, 2024	/s/ Joshua Mills
Joshua Mills
Director

Date: March 25, 2024	/s/ Philip Nolan
Philip Nolan
Director

Date: March 25, 2024	/s/ John W. Somerhalder II
John W. Somerhalder II
Director

Date: March 25, 2024	/s/ Jeffrey B. Van Horn
Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)