Form 10-Q
period 2024-03-31
KKR Infrastructure Conglomerate LLC
filed 2024-05-15
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(212) 750-8300
(Registrant's telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 6, 2024, the registrant had 7,781 Class I Shares, 41,284,994 Class U Shares, 671,720 Class R-D Shares, 25,826,556 Class R Shares, 388 Class D Shares, 38,870 Class R-S Shares, 40 Class E Shares, 52,588 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (cost of $919,367 and $895,257, respectively)	$1,021,161	$983,552
Cash and cash equivalents	662,484	278,417
Prepaids and other assets	1,724	—
Deferred offering costs	331	826
Due from Manager	1,923	16,549
Dividends receivable	2,931	1,429
Subscription receivable	1,544	—
Unrealized appreciation on foreign currency forward contracts	4,437	28
Total assets	$1,696,535	$1,280,801

Liabilities
Unrealized depreciation on foreign currency forward contracts	$8,317	$18,890
Accrued performance participation allocation	12,412	8,335
Accrued shareholder servicing fees and distribution fees	66,976	51,440
Distributions payable	14,778	9,480
Directors' fees and expenses payable	115	116
Other accrued expenses and liabilities	5,579	2,938
Payable for investments acquired	6,798	—
Due to Manager	3,539	19,174
Organization costs payable	—	48
Offering costs payable	—	8
Total liabilities	$118,514	$110,429

Commitments and contingencies (Note 8)

Net assets	$1,578,021	$1,170,372

Net assets are comprised of
Class I Shares, 7,702 and 131,691 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$209	$3,552
Class U Shares, 37,019,137 and 28,088,229 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	940,548	706,586
Class R-D Shares, 468,875 and 353,076 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,498	9,328
Class R Shares, 22,897,848 and 16,671,146 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	622,628	449,523
Class D Shares, 384 and 380 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	11

Class R-S Shares, 27,062 shares authorized, issued and outstanding as of March 31, 2024	701	—
Class E Shares, 40 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Class F Shares, 51,217 and 49,830 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,423	1,369
Class G Shares, 40 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Class H Shares, 40 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Net assets	$1,578,021	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Investment income
Dividend income	$6,905	$—
Total investment income	$6,905	$—

Operating expenses
Performance participation allocation	$4,077	$—
General and administration expenses	3,786	161
Management fee expense	3,767	—
Deferred offering costs amortization	495	—
Directors' fees and expenses	139	—
Organization costs	—	2,802
Total operating expenses	$12,264	$2,963
Less: Expenses reimbursed by Manager	(1,923)	(2,963)
Less: Management fee credits	(3,767)	—
Net operating expenses	$6,574	$—
Net investment income	$331	$—

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	$(274)	$—
Total net realized gain (loss)	$(274)	$—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	$29,713	$—
Foreign currency translation	(16,215)	—
Foreign currency forward contracts	14,982	—
Total net change in unrealized appreciation (depreciation) before income taxes	$28,480	$—
Provision for (benefit from) income taxes	285	—
Total net change in unrealized appreciation (depreciation) after income taxes	$28,195	$—

Net increase in net assets resulting from operations	$28,252	$—

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	210	238,342	3,070	162,071	—	738	—	38	—	—	404,469
Repurchases of shares	—	(109)	—	(260)	—	—	—	—	—	—	(369)
Reinvestment of distributions	—	4,114	69	3,029	—	—	—	—	—	—	7,212
Transfers in	—	—	—	4,074	—	—	—	—	—	—	4,074
Transfers out	(3,552)	(522)	—	—	—	—	—	—	—	—	(4,074)
Accrued shareholder servicing fees and distribution fees	—	(17,054)	(65)	—	—	(36)	—	—	—	—	(17,155)
Distributions declared	(2)	(8,222)	(123)	(6,411)	—	(6)	—	(14)	—	—	(14,778)
Early repurchase fee	—	11	—	7	—	—	—	—	—	—	18
Net investment income (loss)	—	205	2	120	—	—	—	4	—	—	331
Net realized gain (loss)	—	(168)	(2)	(104)	—	—	—	—	—	—	(274)
Net change in unrealized appreciation (depreciation)	1	17,365	219	10,579	—	5	—	26	—	—	28,195
Balance at March 31, 2024 (Unaudited)	$209	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1	$1,578,021

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Cash Flows (Unaudited)

(Amounts in Thousands)

For the Three Months Ended March 31, 2024
Operating activities
Net increase in net assets from operations	$28,252
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of directors' fees and expenses	38
Deferred offering costs amortization	495
Acquisition of Infrastructure Assets	(18,730)
Net change in unrealized appreciation on investments	(29,713)
Net change in unrealized depreciation on foreign currency translation	16,215
Net change in unrealized appreciation on foreign currency forward contracts	(14,982)
Changes in operating assets and liabilities:
(Increase) in prepaids and other assets	(305)
Decrease in due from Manager	14,626
(Increase) in dividends receivable	(1,502)
Increase in accrued performance participation allocation	4,077
(Decrease) in directors' fees and expenses payable	(1)
Increase in other accrued expenses and liabilities	2,641
(Decrease) in due to Manager	(14,085)
(Decrease) in organization costs payable	(48)
(Decrease) in offering costs payable	(8)
Net cash used in operating activities	(13,030)
Financing activities
Proceeds from issuance of shares	402,887
Payment on repurchases of shares	(351)
Payment of shareholder servicing fees and distribution fees	(1,197)
Payment for offering costs	(1,974)
Distributions	(2,268)
Net cash provided by financing activities	397,097
Net increase in cash and cash equivalents	384,067
Cash and cash equivalents, beginning of period	278,417
Cash and cash equivalents, end of period	$662,484
Supplemental disclosure of cash flow information
Reinvestment of distributions	$7,212
Change in subscriptions receivable	(1,544)
Change in shareholder servicing fees and distribution fees payable	(17,155)

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments (Unaudited) as of March 31, 2024

(Amounts in Thousands)

Issuer	Asset	Industry	Geography	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 8.3%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$113,350	7.2%
Other Infrastructure Assets	Equity Interest Held Through Stellar Asia Holdings I Pte. Ltd.	Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	17,331	1.1%
Energy Security - 11.3%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy Security	North America	Level III	CAD	N/A	N/A	153,690	9.7%
Other Infrastructure Assets	Equity Interest Held Through KKR Denali Aggregator L.P.	Energy Security	North America	Level III	USD	N/A	N/A	24,300	1.5%
Energy Transition - 12.6%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	182,453	11.6%
Other Infrastructure Assets	Equity Interest Held Through KKR Global Climate Zeus Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	15,725	1.0%
Industrial Infrastructure - 10.7%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	168,175	10.7%
Social Infrastructure - 21.9%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	346,137	21.9%
Total Infrastructure Assets Investments (cost of $919,367)								$1,021,161	64.7%

Foreign Currency Forward Contracts
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	$329	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	91,000	307	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	1,136	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	123,000	1,105	0.1%

Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	9,000	291	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	74,500	(3,688)	(0.2)%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	74,500	(3,706)	(0.2)%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	27,400	(775)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	6,200	(148)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	June 28, 2024	5,600	56	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	36,300	254	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	9,000	90	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	June 28, 2024	10,500	18	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	57,000	666	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	June 28, 2024	15,500	155	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	June 28, 2024	6,300	25	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	June 28, 2024	10,300	5	—%
Total Foreign Currency Forward Contracts								$(3,880)	(0.2)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$613,549	38.9%
Total Investments in Money Market Funds (cost of $613,549)								$613,549	38.9%

Total Investments and Cash Equivalents (cost of $1,532,916)								$1,630,830	103.4%

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

Adoption of new and revised accounting standards

The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant updates to the Company’s significant accounting policies.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three months ended March 31, 2024 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

For the Three Months Ended March 31, 2024
Revenues	$2,490,578
Expenses	2,462,852
Income before taxes	27,726
Income tax expense (benefit)	(53,203)
Consolidated net income (loss)	80,929
Net income (loss) attributable to non-controlling interests	(5,944)
Net income (loss)	$86,873

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments

The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	March 31, 2024
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$1,021,161	$1,021,161
Unrealized appreciation on foreign currency forward contracts	—	4,437	—	4,437
Unrealized depreciation on foreign currency forward contracts	—	(8,317)	—	(8,317)
Investments in Money Market Funds	613,549	—	—	613,549
Total	$613,549	$(3,880)	$1,021,161	$1,630,830

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$983,552	$983,552
Unrealized appreciation on foreign currency forward contracts	—	28	—	28
Unrealized depreciation on foreign currency forward contracts	—	(18,890)	—	(18,890)
Investments in Money Market Funds	278,417	—	—	278,417
Total	$278,417	$(18,862)	$983,552	$1,243,107

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2024
Infrastructure Assets	$983,552	$24,111	$29,713	$(16,215)	$1,021,161
Total	$983,552	$24,111	$29,713	$(16,215)	$1,021,161

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 attributable to Level III investments and foreign currency translation still held at March 31, 2024 was $29,713 and $(16,215), respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of March 31, 2024 and December 31, 2023:

					As of March 31, 2024		As of December 31, 2023
Level III Assets	Fair Value March 31, 2024	Fair Value December 31, 2023	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$1,021,161	$983,552	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.1%	5.0% - 10.0%	5.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	3.8%	—% - 25.0%	4.0%	—% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	94.5%	—% - 100.0%	94.6%	—% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	1.7%	—% - 100.0%	1.4%	—% - 100.0%	(6)

			Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.6x	10.6x - 10.6x	10.5x	10.5x - 10.5x	Increase

			Discounted Cash Flow	Weighted Average Cost of Capital	9.8%	6.9% - 14.9%	9.7%	6.7% - 12.1%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	13.8x	7.1x - 20.0x	13.9x	9.5x - 21.0x	Increase

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following June 1, 2023 (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares.

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). The Management Fee payable in any monthly period is subject to reduction, but not below zero, by an amount equal to any Other Fees allocable to Investor Shares pursuant to the terms of the Management Agreement. The Manager, in its sole discretion, may forgo reimbursement by the Company of certain expenses incurred by the Manager or its affiliates (other than the Company and its subsidiaries) on behalf of the Company in each calendar month to the extent there remains any Other Fees that are not used to offset the Management Fee. Any Other Fees used to offset such expenses will not be applied again to offset future Management Fees.

For the three months ended March 31, 2024, the Manager earned $3,767 in gross Management Fees, which were offset by $3,767, resulting in zero net Management Fees. As of March 31, 2024 and December 31, 2023, there were unapplied credits of $3,158 and $6,533, respectively, to be carried forward that relate to Other Fees earned.

As of March 31, 2024 and December 31, 2023, the Company does not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation

Under the LLC Agreement, for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company. The Class H Member is an affiliate of KKR.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

A Performance Participation Allocation accrual of $12,412 and $8,335 was recorded as of March 31, 2024 and December 31, 2023 in the Consolidated Statements of Assets and Liabilities. The Consolidated Statements of Operations reflect a $4,077 Performance Participation Allocation for the three months ended March 31, 2024.

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

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares. Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and Class H Shares do not incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of March 31, 2024 and December 31, 2023, the Company has accrued $66,976 and $51,440, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager (defined below) related to the Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares sold.

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

As of March 31, 2024, the Manager agreed to reimburse expenses of $1,923 incurred by the Company for the three months ended March 31, 2024, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period.

On the Company’s Consolidated Statement of Assets and Liabilities, as of March 31, 2024, the Company has recorded $1,923 as amounts Due from Manager related to amounts waived under the Expense Limitation Agreement and $3,539 as amounts Due to Manager related to amounts paid by the Manager on behalf of the Company.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2023, the Company has recorded $16,549 as amounts Due from Manager related to amounts waived under the Expense Limitation Agreement and $19,174 as amounts Due to Manager related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$3,638	September 30, 2025
December 31, 2022	1,797	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
Total	$18,472

As of March 31, 2024 and December 31, 2023, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

6.Shareholders’ Equity

The following table is a summary of the Shares issued and repurchased during the three months ended March 31, 2024 and Shares outstanding as of March 31, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2024
Class I Shares	131,691	7,702	—	—	—	(131,691)	7,702
Class U Shares	28,088,229	8,801,462	(4,060)	152,681	—	(19,175)	37,019,137
Class R-D Shares	353,076	113,222	—	2,577	—	—	468,875
Class R Shares	16,671,146	5,973,145	(9,644)	112,345	150,856	—	22,897,848
Class D Shares	380	—	—	4	—	—	384
Class R-S Shares	—	27,062	—	—	—	—	27,062
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	1,376	—	11	—	—	51,217
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	14,923,969	(13,704)	267,618	150,856	(150,866)	60,472,345

Distribution Reinvestment Plan

The Company adopted a Distribution Reinvestment Plan (the “DRIP”) in which cash distributions to holders of the Company’s Shares will automatically be reinvested in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions are reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available NAV per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-S Shares and Class R-D Shares, including those issued under the DRIP, will be subject to applicable ongoing distribution and/or servicing fees.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under its share repurchase plan, or none at all, in its discretion at any time. In addition, the aggregate net asset value (“NAV”) of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under its share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

On February 5, 2024, the Company received requests for the repurchase of approximately $369 of the Company’s Shares.

The following table summarizes the Shares repurchased on February 5, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Total		13,704	$369	$18	$351

Repurchase Arrangement for Class E Shares held by KKR

Pursuant to the Company’s KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), on the last calendar day of each month, the Company offers to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (defined below)) of Shares repurchased by the Company during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

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

For the three months ended March 31, 2024, pursuant to the KKR Share Repurchase Arrangement, the Company did not repurchase any Class E Shares of the Company from KKR.

7.Distributions

Each class of the Company’s shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the quarterly distribution per share and paid directly to the Dealer-Manager on a quarterly basis in arrears, as they become contractually due.

The following table details aggregate distributions per share declared for each applicable class of the Company’s shares:

	For the Three Months Ended March 31, 2024
	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
Aggregate gross distributions declared per share	$0.2800	$0.2800	$0.2800	$0.2800	$0.2800	$0.2800	$0.2800	$0.2800
Shareholder servicing fees and distribution fees	$—	$0.0579	$0.0170	$—	$0.0170	$0.0580	$—	$—
Net distributions declared per share	$0.2800	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2024, with payments on April 24, 2024. The net distributions will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

8.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of March 31, 2024 and December 31, 2023, KKR had unfunded commitments consisting of $252,500 and $33,500, respectively, related to its investment in Infrastructure Assets.
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

9.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through March 31, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$25.16	$26.41	$26.96	$26.61	$—	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	0.45	0.13	—	—	27.28	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(0.50)	(0.15)	—	(0.15)	(1.34)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.28)	(0.22)	(0.26)	(0.28)	(0.26)	(0.22)	(0.28)	(0.28)	—	—
Net investment (loss) income (2)	0.02	0.01	0.01	0.01	0.01	0.01	0.08	0.08	0.08	0.08
Net realized gain (loss) and change in unrealized appreciation (depreciation) (2)	0.51	0.50	0.52	0.50	0.46	0.18	0.52	0.50	0.52	0.52
Net increase (decrease) in net assets attributed to shareholders	$0.23	$0.25	$0.25	$0.23	$0.06	$(1.37)	$0.32	$0.30	$0.60	$0.60
Net asset value per share at the end of period (March 31, 2024)	$27.19	$25.41	$26.66	$27.19	$26.67	$25.91	$27.79	$27.79	$28.54	$28.54
Net assets at end of period (March 31, 2024)	$209	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1
Shares outstanding at end of period (March 31, 2024)	7,702	37,019,137	468,875	22,897,848	384	27,062	40	51,217	40	40
Weighted average shares outstanding at end of period (March 31, 2024)	2,868	34,045,073	424,709	20,669,214	384	27,062	40	51,217	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Operating expenses before Performance Participation Allocation (5)	0.16%	0.18%	0.17%	0.17%	0.17%	0.06%	0.17%	0.17%	0.17%	0.17%
Operating expenses before expenses reimbursed by Manager (5) (6)	0.52%	0.60%	0.58%	0.57%	0.58%	0.18%	0.30%	0.30%	0.30%	0.30%
Operating expenses after expenses reimbursed by Manager (5) (6)	0.45%	0.47%	0.45%	0.44%	0.44%	0.16%	0.17%	0.17%	0.17%	0.17%
Operating expenses after Performance Participation Allocation (5) (7)	0.45%	0.47%	0.45%	0.44%	0.44%	0.16%	0.17%	0.17%	0.17%	0.17%

Net investment income (loss) (5)	0.07%	0.02%	0.02%	0.02%	0.02%	0.02%	0.29%	0.29%	0.29%	0.29%
Total return attributed to Shares based on net asset value (5) (8)	1.89%	1.87%	1.93%	1.89%	1.20%	(4.22)%	2.18%	2.11%	2.15%	2.15%

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

(8) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares. See “Note 7. Distributions” above, for declarations of distributions for the period from January 1, 2024 to March 31, 2024.

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

The effective tax rate was 1.0% for the three months ended March 31, 2024. The primary items giving rise to the difference between the 0% federal statutory rate applicable to partnerships and the effective tax rate is due to US federal, state, and local taxes on the Company's Taxable Subsidiaries.

11.Subsequent Events
Unregistered Sales of Equity Securities

On April 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 21, 2024) to third party investors for cash:

Class	Number of Shares Sold	Consideration, net
Class U Shares	4,098,499	$111,364
Class R Shares	2,783,551	$75,689
Class R-D Shares	178,941	$4,864
Class R-S Shares	11,588	$316

Distribution Reinvestment Plan

On April 24, 2024, pursuant to the DRIP, the Company issued approximately 79 Class I Shares, approximately 228,561 Class U Shares, approximately 4,504 Class R-D Shares, approximately 164,514 Class R Shares, approximately 4 Class D Shares, approximately 220 Class R-S Shares and approximately 21 Class F Shares, for aggregate consideration of $10,813 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

Share Repurchases

The Company has a share repurchase plan, whereby on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares and Class F Shares, if any, will be limited to no more that 5.0% of the NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

On May 6, 2024, the Company received requests for the repurchase of approximately $1,662 of the Company’s Shares.

The following table summarizes the Shares repurchased on May 6, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$27.17	41,794	$1,136	$(50)	$1,086
Class R Shares	$27.19	19,357	526	(26)	500
Total		61,151	$1,662	$(76)	$1,586

Revolving Credit Agreement

On April 3, 2024, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (the “Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto. On April 3, 2024, the Company remitted a payment of $750 to KKR Capital Markets LLC for arranger fees related to the Agreement.
Under the Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $150,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default.

Advances under the Agreement denominated in U.S. dollars will bear interest, at the relevant Borrower’s option, at (i) a reference rate plus a spread of 2.25% or (ii) daily or term Secured Overnight Financing Rate (SOFR) plus a spread of 3.25%. Advances under the Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.25%.

Under the terms of the Agreement, the Company is subject to customary affirmative and negative covenants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority own or primarily control their underlying portfolio companies. In limited circumstances, the Company may also acquire an Infrastructure Asset through an investment in a vehicle that we do not control (such as, investing into an acquisition vehicle as a limited partner rather than as a general partner). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. Moreover, we will not acquire any cryptocurrency and (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take private transactions).

We may also opportunistically acquire a limited amount of indirect exposure to multiple Infrastructure Assets by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as opportunistic credit and debt strategies. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices, and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders (“Shareholders”). To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.

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

We conduct a continuous private offering of our investor shares on a monthly basis: Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares (collectively, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) (the “Private Offering”).
Recent Developments

Infrastructure Assets Activities

During the three months ended March 31, 2024, the Company did not acquire any indirect interests in new Infrastructure Assets. The Company acquired incremental indirect interests in Singapore Telecommunications Ltd, Sempra PALNG Holdings, LLC and Zenobe Energy Ltd for $25,528 in the aggregate.

As of March 31, 2024, the Company’s Infrastructure Assets were comprised of approximately 175 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. As of March 31, 2024, approximately 74%, 24% and 2% of the allocable share of our Infrastructure Assets’ operations were in Europe, North America and Other, respectively.

On April 1, 2024, the Company acquired incremental indirect interests in Grove Education Partners Holdco Limited and Sempra PALNG Holdings, LLC for $57,853 in the aggregate.

On May 1, 2024, the Company acquired an indirect interest in Smart Metering Systems Plc, a fully integrated energy company that owns, installs and manages smart meters and grid-scale batteries, while also actively developing other carbon reduction verticals such as electric vehicle charging and residential solar across the United Kingdom, for $267,481.

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
A discussion of the results of operations for the three months ended March 31, 2024 is as follows:

Operating Results

During the three months ended March 31, 2024, we raised aggregate subscription proceeds of $404,469 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and the balance is expected to be used for the acquisition of interests in Infrastructure Assets in the future. In the interim, we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares
Inception Date	July 1, 2023	June 1, 2023	October 2, 2023	June 1, 2023	July 1, 2023	March 1, 2024
Three months ended March 31, 2024	1.85%	1.67%	1.82%	1.88%	1.82%	0.62%
Inception to date (March 31, 2024)	7.09%	11.24%	5.36%	12.03%	6.86%	0.62%

(1) Total return is not annualized. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.

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

For the three months ended March 31, 2024, the Company recorded $6,905 of dividend income from our Infrastructure Assets and money market funds with financial institutions.

Expenses

For the three months ended March 31, 2024, we incurred $12,264 in operating expenses.

As of March 31, 2024, the Manager agreed to reimburse operating expenses of $1,923 incurred by the Company for the three months ended March 31, 2024, pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of December 16, 2023, between the Company and the Manager. The amounts are subject to recoupment within a three year period. Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager, dated as of September 25, 2023 (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

For the three months ended March 31, 2024, the Manager earned $3,767 in gross Management Fees, which were offset by $3,767 as a Management Fee offset, resulting in zero net Management Fees.

The Consolidated Statements of Operations reflect a $4,077 Performance Participation Allocation for the three months ended March 31, 2024.

For the three months ended March 31, 2024, net investment income was $331. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

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

For the three months ended March 31, 2024, we recorded a $274 realized loss on foreign currency related to the change in value based upon changes in foreign currency exchange rates.

We recorded a net change in unrealized appreciation before income taxes of $28,480 for the three months ended March 31, 2024. This net change in unrealized appreciation before taxes for the three months ended March 31, 2024 includes unrealized appreciation on investments of $29,713 related to the change in value of Infrastructure Assets; unrealized depreciation on foreign currency translation of $16,215 related to the change in value based upon changes in foreign currency exchange rates; and unrealized appreciation on foreign currency forward contracts of $14,982.

We recorded a total net change in unrealized appreciation after income taxes of $28,195 for the three months ended March 31, 2024. This total net change in unrealized appreciation includes a provision for income taxes of $285 on the holding of certain equity investments in taxable subsidiaries.

Changes in Net Assets from Operations

For the three months ended March 31, 2024, we recorded a net increase in net assets resulting from operations of $28,252. The increase in net assets primarily relates to unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency forward contracts, partially offset by unrealized losses related to foreign currency translation based upon changes in foreign currency exchange rates.

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

Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2024
Investments at fair value (cost of $919,367)	$1,021,161
Cash and cash equivalents	662,484
Other assets	12,889
Other liabilities	(39,127)
Accrued performance participation allocation	(12,412)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(1,353)
Transactional Net Asset Value	$1,643,642
Number of outstanding shares	60,472,345

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. As of March 31, 2024, we have accrued under GAAP $66,976 of shareholder servicing fees and distribution fees payable to the Dealer-Manager related to the Class U Shares and Class D Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2024:

Transactional Net Asset Value Per Share	Class I Shares	Class U Shares	Class R Shares	Class R-D Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$209	$1,005,484	$622,630	$12,746	$10	$737	$1	$1,423	$1	$1	$1,643,242
Number of outstanding shares	7,702	37,019,137	22,897,848	468,875	384	27,062	40	51,217	40	40	60,472,345
Transactional Net Asset Value per Share as of March 31, 2024	$27.19	$27.17	$27.19	$27.18	$27.18	$27.23	$27.79	$27.79	$28.54	$28.54

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of March 31, 2024:

March 31, 2024
GAAP Net Asset Value	$1,578,021
Adjustment:
Accrued shareholder servicing fees and distribution fees	65,621
Transactional Net Asset Value	$1,643,642

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of March 31, 2024:

Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.1%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	3.8%	0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	94.5%	0% - 100.0%
	Weight Ascribed to Transaction Price/Other	1.7%	0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.6x	10.6x - 10.6x

Discounted Cash Flow	Weighted Average Cost of Capital	9.8%	6.9% - 14.9%
	Enterprise Value / LTM EBITDA Exit Multiple	13.8x	7.1x - 20.0x

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

Input	Hypothetical Change	Infrastructure Asset Values as of March 31, 2024
Weighted Average Cost of Capital	0.25% decrease	+2.53%
	0.25% increase	-2.48%

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

As of March 31, 2024, total unrealized appreciation (depreciation) on foreign currency forward contracts of $4,437 and $(8,317) was recorded in the Consolidated Statement of Assets and Liabilities as an asset and liability, respectively. For the three months ended March 31, 2024, the change in net unrealized appreciation on foreign currency forward contracts was $14,982.

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

The table below details the distribution for each of our share classes for the three months ended March 31, 2024:

Record Date	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800

Share Repurchases

We do not, and do not currently intend, to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and Infrastructure Assets, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Company’s Transactional Net Asset Value.

On February 5, 2024, the Company received requests for the repurchase of approximately $369 of the Company’s Shares.

The following table summarizes the Shares repurchased on February 5, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Total		13,704	$369	$18	$351

Liquidity and Capital Resources

As of March 31, 2024, the Company had $662,484 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

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

Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2024:

Cash flows from:	Three Months Ended March 31, 2024
Operating activities	$(13,030)
Financing activities	397,097
Net increase in cash and cash equivalents	$384,067

Cash used in operating activities

Our net cash flow used in operating activities was $(13,030) for the three months ended March 31, 2024. We used approximately $(18,730) of cash for the acquisition of Infrastructure Assets during the three months ended March 31, 2024, which was partially offset by net investment income.

Cash provided by financing activities

Our net cash flow provided by financing activities was $397,097 for the three months ended March 31, 2024, which was primarily related to $402,887 of proceeds from the sale of Shares pursuant to our Private Offering, partially offset by distributions, offering costs and shareholder servicing fees and distribution fees of $2,268, $1,974 and $1,197, respectively.

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

Accrued Shareholder Servicing Fees and Distribution Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s Transactional Net Asset Value. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2024, the Company has accrued $66,976 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class U Shares, Class D Shares and Class R-D Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2024 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations

See “Note 8. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of March 31, 2024, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $102,116, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of March 31, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $20,609, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of March 31, 2024, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2024 to January 31, 2024)	—	$—	—	—
Month #2 (February 1, 2024 to February 29, 2024) (2)	13,704	$26.93	13,704	—
Month #3 (March 1, 2024 to March 31, 2024)	—	$—	—	—
Total	13,704	$26.93	13,704	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

(2) All Shares listed above were repurchased on February 5, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended March 31, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	Revolving Credit Agreement, dated as of April 3, 2024, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2024)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: May 15, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)