Form 10-Q
period 2024-06-30
KKR Infrastructure Conglomerate LLC
filed 2024-08-13
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024, the registrant had 4,271,538 Class I Shares, 5,480,973 Class S Shares, 46,797,392 Class U Shares, 758,156 Class R-D Shares, 29,180,762 Class R Shares, 495,416 Class D Shares, 40 Class E Shares, 55,370 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2024, subscriptions since the issuance price is not yet finalized as of the date of this filing.

Table of Contents

Page
Part I - Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited) and December 31, 2023	1
Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (Unaudited)	3
Consolidated Statement of Changes in Net Assets for the three and six months ended June 30, 2024 (Unaudited) and six months ended June 30, 2023 (Unaudited)	5
Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)	7
Condensed Consolidated Schedules of Investments as of June 30, 2024 (Unaudited) and December 31, 2023	8
Notes to Consolidated Financial Statements (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Controls and Procedures	48

Part II - Other Information	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Mine Safety Disclosures	50
Item 5. Other Information	50
Item 6. Exhibits	50

Signatures	52

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•our future operating results;
•our business prospects and the prospects of the Infrastructure Assets (as defined herein) we own and control;
•our ability to raise sufficient capital to execute our acquisition strategies;
•the ability of the Manager (as defined herein) to source adequate acquisition opportunities to efficiently deploy capital;
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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (cost of $2,053,764 and $895,257, respectively)	$2,200,344	$983,552
Cash and cash equivalents	261,158	278,417
Deferred financing costs	6,390	—
Prepaids and other assets	1,089	—
Deferred offering costs	—	826
Due from Manager	454	16,549
Dividends receivable	1,884	1,429
Unrealized appreciation on foreign currency forward contracts	1,732	28
Total assets	2,473,051	1,280,801

Liabilities
Unrealized depreciation on foreign currency forward contracts	$160	$18,890
Credit facility	150,000	—
Accrued performance participation allocation	19,057	8,335
Accrued shareholder servicing fees and distribution fees	86,859	51,440
Distributions payable	20,934	9,480
Directors' fees and expenses payable	115	116
Other accrued expenses and liabilities	12,752	2,938
Due to Manager and affiliates	8,503	19,174
Organization costs payable	—	48
Offering costs payable	—	8
Total liabilities	298,380	110,429

Commitments and contingencies (Note 9)

Net assets	$2,174,671	$1,170,372

Net assets are comprised of
Class I Shares, 2,537,525 and 131,691 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$69,772	$3,552
Class S Shares, 2,977,216 shares authorized, issued and outstanding as of June 30, 2024	76,499	—
Class U Shares, 46,526,340 and 28,088,229 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,199,492	706,586
Class R-D Shares, 750,832 and 353,076 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	20,253	9,328
Class R Shares, 28,963,732 and 16,671,146 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	796,428	449,523
Class D Shares, 397,968 and 380 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10,726	11

Class E Shares, 40 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Class F Shares, 53,127 and 49,830 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,498	1,369
Class G Shares, 40 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Class H Shares, 40 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Net assets	$2,174,671	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Dividend income	$7,649	$684	$14,554	$684
Total investment income	$7,649	$684	$14,554	$684

Operating expenses
Performance participation allocation	$6,660	$1,315	$10,737	$1,315
General and administration expenses	3,303	1,506	7,089	1,667
Management fee expense	5,261	175	9,028	175
Interest expense	1,088	—	1,088	—
Deferred offering costs amortization	330	165	825	165
Directors' fees and expenses	115	115	254	115
Organization costs	—	531	—	3,333
Total operating expenses	$16,757	$3,807	$29,021	$6,770
Less: Expenses reimbursed by Manager	(454)	(1,771)	(2,377)	(4,734)
Add: Expenses recouped by Manager	40	—	40	—
Less: Management fee and expense credits	(6,651)	—	(10,418)	—
Net operating expenses	$9,692	$2,036	$16,266	$2,036
Net investment income (loss)	$(2,043)	$(1,352)	$(1,712)	$(1,352)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	$(1,410)	$—	$(1,684)	$—
Foreign currency forward contracts	(263)	—	(263)	—
Total net realized gain (loss)	$(1,673)	$—	$(1,947)	$—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	$47,275	$18,992	$76,988	$18,992
Foreign currency translation	(2,488)	12,432	(18,703)	12,432
Foreign currency forward contracts	5,452	(7,507)	20,434	(7,507)
Total net change in unrealized appreciation (depreciation) before income taxes	$50,239	$23,917	$78,719	$23,917
Provision for (benefit from) income taxes	643	—	928	—
Total net change in unrealized appreciation (depreciation) after income taxes	49,596	23,917	77,791	23,917

Net increase in net assets resulting from operations	$45,880	$22,565	$74,132	$22,565

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2024 (Unaudited)	$209	$—	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1	$1,578,021
Consideration from the issuance of shares	50,658	79,198	258,005	7,027	176,766	10,919	1,819	—	52	—	—	584,444
Repurchases of shares	—	—	(1,136)	—	(526)	—	—	—	—	—	—	(1,662)
Reinvestment of distributions	2	—	6,247	122	4,492	—	6	—	1	—	—	10,870
Transfers in	18,785	2,568	—	527	3,440	—	—	—	—	—	—	25,320
Transfers out	—	—	(4,024)	—	(18,728)	—	(2,568)	—	—	—	—	(25,320)
Accrued shareholder servicing fees and distribution fees	—	(5,485)	(16,214)	(146)	—	(215)	35	—	—	—	—	(22,025)
Distributions declared	(736)	(690)	(10,780)	(205)	(8,399)	(109)	—	—	(15)	—	—	(20,934)
Early repurchase fee	1	—	46	1	29	—	—	—	—	—	—	77
Net investment income (loss)	(99)	(127)	(1,095)	(22)	(686)	(17)	—	—	3	—	—	(2,043)
Net realized gain (loss)	(36)	(39)	(970)	(16)	(606)	(5)	—	—	(1)	—	—	(1,673)
Net change in unrealized appreciation (depreciation)	988	1,074	28,865	467	18,018	142	7	—	35	—	—	49,596
Balance at June 30, 2024 (Unaudited)	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	50,868	79,198	496,347	10,097	338,837	10,919	2,557	—	90	—	—	988,913
Repurchases of shares	—	—	(1,245)	—	(786)	—	—	—	—	—	—	(2,031)
Reinvestment of distributions	2	—	10,361	191	7,521	—	6	—	1	—	—	18,082
Transfers in	18,785	2,568	—	527	7,514	—	—	—	—	—	—	29,394
Transfers out	(3,552)	—	(4,546)	—	(18,728)	—	(2,568)	—	—	—	—	(29,394)
Accrued shareholder servicing fees and distribution fees	—	(5,485)	(33,268)	(211)	—	(215)	(1)	—	—	—	—	(39,180)
Distributions declared	(738)	(690)	(19,002)	(328)	(14,810)	(109)	(6)	—	(29)	—	—	(35,712)
Early repurchase fee	1	—	57	1	36	—	—	—	—	—	—	95
Net investment income (loss)	(99)	(127)	(890)	(20)	(566)	(17)	—	—	7	—	—	(1,712)
Net realized gain (loss)	(36)	(39)	(1,138)	(18)	(710)	(5)	—	—	(1)	—	—	(1,947)
Net change in unrealized appreciation (depreciation)	989	1,074	46,230	686	28,597	142	12	—	61	—	—	77,791
Balance at June 30, 2024 (Unaudited)	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	—	—	125,309	—	73,936	—	—	444,013	—	—	1	643,259
Repurchases of shares	—	—	—	—	—	—	—	(195,000)	—	—	—	(195,000)
Accrued shareholder servicing fees and distribution fees	—	—	(8,915)	—	—	—	—	—	—	—	—	(8,915)
Net investment (loss) income	—	—	(898)	—	(530)	—	—	76	—	—	—	(1,352)
Net change in unrealized appreciation (depreciation)	—	—	6,686	—	3,945	—	—	13,286	—	—	—	23,917
Balance at June 30, 2023 (Unaudited)	$—	$—	$122,182	$—	$77,351	$—	$—	$262,375	$—	$1	$1	$461,910

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Cash Flows (Unaudited)

(Amounts in Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net increase in net assets from operations	$74,132	$22,565
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of directors' fees and expenses	75	—
Class F Shares issued as payment of performance participation allocation	15	—
Deferred financing costs amortization	565	—
Deferred offering costs amortization	825	165
Acquisition of Infrastructure Assets	(1,158,621)	—
Proceeds from return of capital on Infrastructure Assets	1,449	—
Net change in unrealized (appreciation) depreciation on investments	(76,988)	(18,992)
Net change in unrealized (appreciation) depreciation on foreign currency translation	18,703	(12,432)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(20,434)	7,507
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	(191)	317
(Increase) Decrease in deferred offering costs	—	(1,359)
(Increase) Decrease in due from Manager	16,095	(4,733)
(Increase) Decrease in dividends receivable	(455)	(684)
Increase (Decrease) in management fee payable	—	175
Increase (Decrease) in accrued performance participation allocation	10,722	1,315
Increase (Decrease) in directors' fees and expenses payable	(1)	115
Increase (Decrease) in other accrued expenses and liabilities	9,814	443
Increase (Decrease) in due to Manager	(13,948)	5,536
Increase (Decrease) in organization costs payable	(48)	(775)
Increase (Decrease) in offering costs payable	(8)	837
Net cash used in operating activities	(1,138,299)	—
Financing activities
Proceeds from issuance of shares	988,819	199,246
Proceeds from credit facility	150,000	—
Payment of deferred financing costs	(4,876)	—
Payment on repurchases of shares	(1,936)	(195,000)
Payment of shareholder servicing fees and distribution fees	(2,817)	—
Payment for offering costs	(1,974)	—
Distributions	(6,176)	—
Net cash provided by financing activities	1,121,040	4,246
Net increase in cash and cash equivalents	(17,259)	4,246
Cash and cash equivalents, beginning of period	278,417	1
Cash and cash equivalents, end of period	$261,158	$4,247
Supplemental disclosure of cash flow information
Change in shareholder servicing fees and distribution fees payable	$39,180	$—
Reinvestment of distributions	18,082	—
Change in deferred financing costs payable	2,079	—
Shares issued in exchange for Infrastructure Assets	—	444,013

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments (Unaudited) as of June 30, 2024

(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 26.6%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$481,546	22.1%
Other Infrastructure Assets (2)	Equity Interest Held Through Optics HoldCo Srl	Digital Infrastructure	EMEA	N/A	EUR	N/A	N/A	76,218	3.5%
Other Infrastructure Assets	Equity Interest Held Through Stellar Asia Holdings I Pte. Ltd.	Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	21,744	1.0%
Energy Security - 9.3%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy Security	North America	Level III	CAD	N/A	N/A	151,269	7.0%
Other Infrastructure Assets	Equity Interest Held Through KKR Denali Aggregator L.P.	Energy Security	North America	Level III	USD	N/A	N/A	49,050	2.3%
Energy Transition - 38.9%
Smart Metering Services plc	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	272,147	12.5%
Avantus LLC (3)	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Energy Transition	North America	N/A	USD	N/A	N/A	230,000	10.6%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	184,241	8.5%
Greenvolt Energias Renovaveis S.A.	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	142,693	6.6%
Other Infrastructure Assets	Equity Interest Held Through KKR Global Climate Zeus Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	15,907	0.7%
Industrial Infrastructure - 7.8%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	169,978	7.8%
Social Infrastructure - 18.6%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	405,551	18.6%

Total Infrastructure Assets Investments (cost of $2,053,764)								$2,200,344	101.2%

Foreign Currency Forward Contracts
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	262,400	$172	—%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 4, 2024	77,500	284	—%
Barclays Bank PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 4, 2024	4,000	(3)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	172,500	323	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 4, 2024	21,100	23	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 4, 2024	25,500	80	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	129,300	72	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 4, 2024	91,000	(46)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 4, 2024	27,400	55	—%
Macquarie Bank Limited	Sell GBP/USD	N/A	N/A	Level II	GBP	October 4, 2024	195,000	458	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 4, 2024	101,500	(57)	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 4, 2024	74,500	265	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	147,600	(30)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 4, 2024	147,600	(24)	—%
Total Foreign Currency Forward Contracts								$1,572	—%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$235,176	10.8%
Total Investments in Money Market Funds (cost of $235,176)								$235,176	10.8%

Total Investments and Cash Equivalents (cost of $2,288,940)	$2,437,092	112.0%

(1) As of June 30, 2024, approximately 19.9%, 80.3% and 1.0% of the Company’s infrastructure assets were in North America, EMEA and Asia-Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, EMEA and Asia-Pacific, were $414,973, $1,621,427 and $17,364, respectively. The fair value of infrastructure assets in North America, EMEA and Asia-Pacific were $430,319, $1,748,281 and $21,744, respectively.

(2) As of June 30, 2024, the Company had funded cash into Optics HoldCo Srl in connection with acquiring an indirect interest in Other Infrastructure Assets on July 1, 2024. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

(3) As of June 30, 2024, the Company had funded cash into KKR Eight Mile Aggregator L.P. in connection with acquiring an indirect interest in Avantus LLC on July 1, 2024. This investment is measured at fair value using the net asset value practical expedient under ASC 820.

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

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements (Unaudited)

(All Amounts in Thousands, Except Share and Per Share Data)

1.Organization

KKR Infrastructure Conglomerate LLC (“K-INFRA” and the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and the Company operates its business in a manner permitting it to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. The Company commenced principal operations on June 1, 2023.

K-INFRA conducts a continuous private offering of the following investor shares: Class S Shares, Class D Shares, and Class I Shares (collectively with the Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there were no significant updates to the Company’s significant accounting policies.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and six months ended June 30, 2024 and 2023 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,459,299	$2,174,012	$4,949,877	$4,145,275
Expenses	2,455,171	2,103,668	4,918,023	4,100,037
Income before taxes	4,128	70,344	31,854	45,238
Income tax expense (benefit)	(30,163)	17,335	(83,366)	27,081
Consolidated net income (loss)	34,291	53,009	115,220	18,157
Net income (loss) attributable to non-controlling interests	(6,980)	4,029	(12,924)	7,463
Net income (loss)	$41,271	$48,980	$128,144	$10,694

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments

The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	June 30, 2024
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$1,894,126	$306,218	$2,200,344
Unrealized appreciation on foreign currency forward contracts	—	1,732	—	—	1,732
Unrealized depreciation on foreign currency forward contracts	—	(160)	—	—	(160)
Investments in Money Market Funds	235,176	—	—	—	235,176
Total	$235,176	$1,572	$1,894,126	$306,218	$2,437,092

(1) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	December 31, 2023
Investments	Level I	Level II	Level III	Fair Value
Infrastructure Assets	$—	$—	$983,552	$983,552
Unrealized appreciation on foreign currency forward contracts	—	28	—	28
Unrealized depreciation on foreign currency forward contracts	—	(18,890)	—	(18,890)
Investments in Money Market Funds	278,417	—	—	278,417
Total	$278,417	$(18,862)	$983,552	$1,243,107

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2024:

Investments	Balance as of December 31, 2023	Purchases	Proceeds from sales and repayments of Infrastructure Assets	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2024
Infrastructure Assets	$983,552	$854,414	$(2,353)	$76,988	$(18,475)	$1,894,126
Total	$983,552	$854,414	$(2,353)	$76,988	$(18,475)	$1,894,126

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2024 attributable to Level III investments and foreign currency translation still held at June 30, 2024 was $76,988 and $(18,475), respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2023:

Investments	Balance as of December 31, 2022	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of June 30, 2023
Infrastructure Assets	$—	$444,013	$18,992	$12,432	$475,437
Total	$—	$444,013	$18,992	$12,432	$475,437

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2023 attributable to Level III investments and foreign currency translation still held at June 30, 2023 was $18,992 and $12,432, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of June 30, 2024 and December 31, 2023:

					As of June 30, 2024		As of December 31, 2023
Level III Assets	Fair Value June 30, 2024	Fair Value December 31, 2023	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$1,894,126	$983,552	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.3%	5.0% - 10.0%	5.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	2.0%	—% - 25.0%	4.0%	—% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	90.5%	—% - 100.0%	94.6%	—% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	7.5%	—% - 100.0%	1.4%	—% - 100.0%	(6)

			Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.4x	10.4x - 10.4x	10.5x	10.5x - 10.5x	Increase

			Discounted Cash Flow	Weighted Average Cost of Capital	9.4%	6.7% - 15.0%	9.7%	6.7% - 12.1%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	15.3x	7.1x - 23.0x	13.9x	9.5x - 21.0x	Increase

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end Net Asset Value attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following June 1, 2023 (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares.

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

For the three and six months ended June 30, 2024, the Manager earned $5,261 and $9,028 in gross Management Fees, respectively. For the three and six months ended June 30, 2024, the Company offset Management fees and certain operating expenses of $6,651 and $10,418, respectively.

As of June 30, 2024 and December 31, 2023, there were unapplied credits of $4,729 and $6,533, respectively, to be carried forward that relate to Other Fees earned.

As of June 30, 2024 and December 31, 2023, the Company does not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

A Performance Participation Allocation accrual of $19,057 and $8,335 was recorded as of June 30, 2024 and December 31, 2023 in the Consolidated Statements of Assets and Liabilities. The Consolidated Statements of Operations reflects a $6,660 and $10,737 Performance Participation Allocation for the three and six months ended June 30, 2024, respectively. The Consolidated Statements of Operations reflects a $1,315 Performance Participation Allocation for the three and six months ended June 30, 2023. During both the three and six months ended June 30, 2024, the Company issued approximately 534 Class F Shares for $15 to the Class H Member for payment of the Performance Participation Allocation resulting from repurchases of Investor Shares.

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

Refer to “Note 7. Credit Facility” for further discussion over additional transactions with the Dealer-Manager.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of June 30, 2024 and December 31, 2023, the Company has accrued $86,859 and

$51,440, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager (defined below) related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

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

For the three and six months ended June 30, 2024, respectively, the Manager agreed to reimburse expenses of $454 and $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period.

For both the three and six months ended June 30, 2024, the Manager recouped expenses of $40 incurred by the Company, pursuant to the Expense Limitation Agreement.

For both the three and six months ended June 30, 2023, the Manager earned $175 in Management Fees.

On the Company’s Consolidated Statement of Assets and Liabilities, as of June 30, 2024, the Company has recorded $454 as amounts Due from Manager related to amounts waived under the Expense Limitation Agreement and $8,503 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement and payable for Infrastructure Assets acquired.

On the Company’s Consolidated Statement of Assets and Liabilities, as of June 30, 2024, the Company has recorded $40 within amounts Due to Manager and affiliates related to amounts recouped under the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2023, the Company has recorded $16,549 as amounts Due from Manager related to amounts waived under the Expense Limitation Agreement and $19,174 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$3,598	September 30, 2025
December 31, 2022	1,797	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
Total	$18,886

As of June 30, 2024, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended June 30, 2024:

	Shares Outstanding as of March 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2024
Class I Shares	7,702	1,843,130	—	79	686,614	—	2,537,525
Class S Shares	—	2,883,367	—	—	93,849	—	2,977,216
Class U Shares	37,019,137	9,466,455	(41,794)	229,893	—	(147,351)	46,526,340
Class R-D Shares	468,875	258,053	—	4,504	19,400	—	750,832
Class R Shares	22,897,848	6,478,821	(19,357)	165,208	125,714	(684,502)	28,963,732
Class D Shares	384	397,580	—	4	—	—	397,968
Class R-S Shares	27,062	66,499	—	220	—	(93,781)	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	51,217	1,884	—	26	—	—	53,127
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	60,472,345	21,395,789	(61,151)	399,934	925,577	(925,634)	82,206,860

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2024
Class I Shares	131,691	1,850,832	—	79	686,614	(131,691)	2,537,525
Class S Shares	—	2,883,367	—	—	93,849	—	2,977,216
Class U Shares	28,088,229	18,267,917	(45,854)	382,574	—	(166,526)	46,526,340
Class R-D Shares	353,076	371,276	—	7,080	19,400	—	750,832
Class R Shares	16,671,146	12,451,967	(29,001)	277,553	276,569	(684,502)	28,963,732
Class D Shares	380	397,581	—	7	—	—	397,968
Class R-S Shares	—	93,561	—	220	—	(93,781)	—

Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	3,260	—	37	—	—	53,127
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	36,319,761	(74,855)	667,550	1,076,432	(1,076,500)	82,206,860

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2023
Class U Shares	—	5,012,365	—	5,012,365
Class R Shares	—	2,957,453	—	2,957,453
Class E Shares	—	17,760,519	(7,800,000)	9,960,519
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	25,730,377	(7,800,000)	17,930,417

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

The following table summarizes the Shares repurchased during the six months ended June 30, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	$27.17	41,794	1,136	51	1,085
Class R Shares	$27.19	19,357	526	26	500
Total		74,855	$2,031	$95	$1,936

Repurchase Arrangement for Class E Shares held by KKR

For the three and six months ended June 30, 2024, pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company did not repurchase any Class E Shares of the Company from KKR.

For a detailed description of the KKR Share Repurchase Arrangement, see Note 6 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

7.Credit Facility

Mizuho Revolving Credit Agreement

On April 3, 2024, certain subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (the “Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto. On April 3, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.
Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $150,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default.

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) daily or term Secured Overnight Financing Rate (SOFR) plus a spread of 3.25% per annum or (ii) a reference rate plus a spread of 2.25% per annum. Advances under the Credit Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.25% per annum. If the usage under the Credit Agreement is less than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.50% per annum of the principal obligations. If the usage under the Credit Agreement is equal to or greater than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.40% per annum of the principal obligations.

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants.

The Company incurred $6,955 of costs associated with entry into the Credit Agreement. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of June 30, 2024, total remaining unamortized deferring financing costs for the Credit Agreement was $6,390.

As of June 30, 2024, the Borrowers had an outstanding balance of $150,000 under the Credit Agreement, all of which was repaid in July 2024. The carrying amount outstanding under the Credit Agreement approximates its fair value as of June 30, 2024.

8.Distributions

The net distribution per share declared on each class of the Company’s shares is determined by subtracting estimated shareholder servicing fees and distribution fees per share applicable for such class from the gross distribution per share which is the same for all classes of the Company’s shares. Such shareholder servicing fees and distribution fees per share are payable to the Dealer-Manager as they become contractually due.

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the three and six months ended June 30, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	0.2900	0.2316	0.2317	0.2728	0.2900	0.2728	—	0.2900	0.2900
Total	$0.5700	$0.2316	$0.4538	$0.5358	$0.5700	$0.5358	$0.2220	$0.5700	$0.5700

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2024 and June 30, 2024, with payments on April 24, 2024 and July 25, 2024, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of June 30, 2024 and December 31, 2023, KKR had unfunded commitments consisting of $155,234 and $33,500, respectively, related to its investment in Infrastructure Assets.
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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through June 30, 2024:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$—	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	1.81	0.82	0.33	—	0.50	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	0.02	0.01	—	0.01	—	—	—	—
Transfers in	—	27.36	—	0.02	—	—	—	—	—	—
Transfers out	—	—	(0.01)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.63)	(0.84)	(0.37)	—	(3.26)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.57)	(0.23)	(0.45)	(0.54)	(0.57)	(0.54)	(0.57)	(0.57)	—	—
Net investment (loss) income (2)	(0.18)	(0.08)	(0.02)	(0.03)	(0.02)	(0.26)	0.13	0.14	0.13	0.13
Net realized gain (loss) and change in unrealized appreciation (depreciation) (2)	1.31	0.46	1.10	1.15	1.13	3.89	1.17	1.14	1.19	1.19
Net increase (decrease) in net assets attributed to shareholders	0.54	(1.67)	0.62	0.57	0.54	0.34	0.73	0.71	1.32	1.32
Net asset value per share at the end of period (June 30, 2024)	$27.50	$25.69	$25.78	$26.98	$27.50	$26.95	$28.20	$28.20	$29.26	$29.26
Net assets at end of period (June 30, 2024)	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$1	$1,498	$1	$1
Shares outstanding at end of period (June 30, 2024)	2,537,525	2,977,216	46,526,340	750,832	28,963,732	397,968	40	53,127	40	40
Weighted average shares outstanding at end of period (June 30, 2024)	539,266	1,511,899	39,429,390	574,730	24,301,443	65,921	40	51,993	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Operating expenses before Performance Participation Allocation (5)	0.39%	0.17%	0.33%	0.31%	0.31%	0.50%	0.31%	0.31%	0.31%	0.31%
Operating expenses before expenses reimbursed by Manager (5) (6)	1.22%	0.49%	1.10%	1.07%	1.04%	1.46%	0.47%	0.46%	0.46%	0.46%
Operating expenses after expenses reimbursed by Manager (5) (6)	1.22%	0.49%	0.96%	0.95%	0.91%	1.47%	0.31%	0.31%	0.31%	0.31%
Operating expenses after Performance Participation Allocation (5) (7)	1.22%	0.49%	0.96%	0.95%	0.91%	1.47%	0.31%	0.31%	0.31%	0.31%
Net investment income (loss) (5)	(0.67)%	(0.32)%	(0.09)%	(0.13)%	(0.09)%	(0.95)%	0.52%	0.52%	0.52%	0.52%
Total return attributed to Shares based on net asset value (5) (8)	4.12%	(5.26)%	4.25%	4.20%	4.12%	3.31%	4.73%	4.66%	4.72%	4.72%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023:

	Class U Shares		Class R Shares		Class E Shares		Class G Shares		Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—		$—		$—		$25.00		$—
Consideration from the issuance of shares	25.00		25.00		25.00		—		25.00
Accrued shareholder servicing fees and distribution fees (2)	(1.78)		—		—		—		—
Net investment (loss) income (2)	(0.18)		(0.18)		0.01		0.03		0.03
Net change in unrealized appreciation (depreciation) (2)	1.33		1.33		1.33		1.32		1.32
Net increase (decrease) in net assets attributed to shareholders	(0.63)		1.15		1.34		1.35		1.35
Net asset value per share at the end of period (June 30, 2023)	$24.37		$26.15		$26.34		$26.35		$26.35
Net assets at end of period (June 30, 2023)	$122,182		$77,351		$262,375		$1		$1
Shares outstanding at end of period (June 30, 2023)	5,012,365		2,957,453		9,960,519		40		40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Operating expenses before Performance Participation Allocation (5)	(0.22)%	0	(0.20)%	0	(0.12)%	—%	(0.12)%	—%	(0.12)%
Operating expenses before expenses reimbursed by Manager (5) (6)	(1.30)%	0	(1.21)%	0	(0.49)%	—%	(0.49)%	—%	(0.49)%
Operating expenses after expenses reimbursed by Manager (5) (6)	(0.89)%	0	(0.83)%	0	(0.12)%	—%	(0.12)%	—%	(0.12)%
Operating expenses after Performance Participation Allocation (5) (7)	(0.89)%	0	(0.83)%	0	(0.12)%	—%	(0.12)%	—%	(0.12)%
Net investment income (loss) (5)	(0.74)%	0	(0.69)%	0	0.03%	—%	0.03%	—%	0.03%
Total return attributed to Shares based on net asset value (5) (8)	(2.50)%	0	4.62%	0	5.37%	0	5.40%	0	5.40%

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

(8) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares. See “Note 8. Distributions” above, for declarations of distributions for the period from January 1, 2024 to June 30, 2024. The Company did not declare or pay any distributions for the period from June 1, 2023 (commencement of principal operations) through June 30, 2023.

11.Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership and taxed as a corporation, rather than as a partnership. In such case, the members would then be treated as shareholders in a corporation, and the Company would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income.

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

The effective tax rate was 1.4% and 1.3% for the three and six months ended June 30, 2024, respectively. The primary items giving rise to the difference between the 0% federal statutory rate applicable to partnerships and the effective tax rate is due to US federal, state, and local taxes on the Company's Taxable Subsidiaries.

12.Subsequent Events
Unregistered Sales of Equity Securities

On July 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 20, 2024) to third party investors for cash:

Class	Number of Shares Sold	Consideration, net
Class S Shares	2,483,482	$68,339
Class I Shares	1,716,129	$47,187
Class D Shares	93,683	$2,575

Distribution Reinvestment Plan

On July 25, 2024, pursuant to the DRIP, the Company issued approximately 17,884 Class I Shares, approximately 20,275 Class S Shares, approximately 308,631 Class U Shares, approximately 7,324 Class R-D Shares, approximately 218,030 Class R Shares, approximately 3,765 Class D Shares and approximately 27 Class F Shares, for aggregate consideration of $15,831 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on August 5, 2024 by the Company in connection with the Company’s share repurchase plan:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$27.48	37,579	$1,033	$51	$982
Class R Shares	$27.50	1,000	27	1	26
Total		38,579	$1,060	$52	$1,008

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC (the “Lender”), an affiliate of the Company.

The Line of Credit expires on August 8, 2025, subject to six-month extension options requiring the Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Borrower may withdraw from the Line of Credit at the time all such obligations held by such Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Lender and its assignees shall have any recourse to any entities with interests in the Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.
Overview
KKR Infrastructure Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and we operate our business in a manner permitting us to be excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets will include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and projects. The Company commenced principal operations on June 1, 2023.

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

We conduct a continuous private offering of the following investor shares on a monthly basis: Class S Shares, Class D Shares and Class I Shares (collectively with the Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares, the “Investor Shares” and, collectively with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) (the “Private Offering”).
Recent Developments

Infrastructure Assets Activities

During the six months ended June 30, 2024, the Company acquired indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
Avantus LLC	Avantus LLC is a premier United States developer of large utility-scale and solar-plus-storage projects.
Greenvolt Energias Renovaveis S.A.	Greenvolt Energias Renovaveis S.A. is a Portuguese company that generates electrical power from biomass and is also engaged in the development and construction of wind and solar power plants.
Smart Metering Services plc
Smart Metering Services plc is a fully integrated energy company that owns, installs and manages smart meters and grid-scale batteries, while also actively developing other carbon reduction verticals such as electric vehicle charging and residential solar across the United Kingdom.

Telecom Italia NetCo	Telecom Italia NetCo is the first independent national fixed line telecom network in Italy that encompasses the infrastructure required to provide end-to-end internet and communication connectivity services nationwide.

During the six months ended June 30, 2024, the Company acquired incremental indirect interests in Grove Education Partners Holdco Limited, Sempra PALNG Holdings, LLC, Singapore Telecommunications Ltd, Vantage Towers AG and Zenobe Energy Ltd $442,753 in the aggregate.

As of June 30, 2024, the Company’s Infrastructure Assets were comprised of approximately 320 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. As of June 30, 2024, approximately 77%, 22% and 1% of the allocable share of our Infrastructure Assets’ operations based on revenue were in Europe, North America and Other, respectively.

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company entered into an unsecured, uncommitted line of credit (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. See “Note 12. Subsequent Events” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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
A discussion of the results of operations for the three and six months ended June 30, 2024 is as follows:

Operating Results

During the three and six months ended June 30, 2024, we raised aggregate subscription proceeds of $584,444 and $988,913, respectively, related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended June 30, 2024	2.20%	1.42%	1.98%	2.11%	2.19%	2.13%	0.55%
Six months ended June 30, 2024	4.09%	1.42%	3.68%	3.97%	4.11%	3.99%	1.17%
Inception to date annualized June 30, 2024	Not applicable	Not applicable	12.39%	Not applicable	13.35%	Not applicable	Not applicable

(1) “Three months ended” and “Six months ended”, for a given share class, means total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and six months ended June 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Investment income
Dividend income	$7,649	$684	$6,965	$14,554	$684	$13,870
Total investment income	$7,649	$684	$6,965	$14,554	$684	$13,870

Operating expenses
Performance participation allocation	$6,660	$1,315	$5,345	$10,737	$1,315	$9,422
General and administration expenses	3,303	1,506	1,797	7,089	1,667	5,422
Management fee expense	5,261	175	5,086	9,028	175	8,853
Interest expense	1,088	—	1,088	1,088	—	1,088
Deferred offering costs amortization	330	165	165	825	165	660
Directors' fees and expenses	115	115	—	254	115	139
Organization costs	—	531	(531)	—	3,333	(3,333)
Total operating expenses	$16,757	$3,807	$12,950	$29,021	$6,770	$22,251
Less: Expenses reimbursed by Manager	(454)	(1,771)	1,317	(2,377)	(4,734)	2,357
Add: Expenses recouped by Manager	40	—	40	40	—	40
Less: Management fee and expense credits	(6,651)	—	(6,651)	(10,418)	—	(10,418)
Net operating expenses	$9,692	$2,036	$7,656	$16,266	$2,036	$14,230
Net investment income (loss)	$(2,043)	$(1,352)	$(691)	$(1,712)	$(1,352)	$(360)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	$(1,410)	$—	$(1,410)	$(1,684)	$—	$(1,684)
Foreign currency forward contracts	(263)	—	(263)	(263)	—	(263)
Total net realized gain (loss)	$(1,673)	$—	$(1,673)	$(1,947)	$—	$(1,947)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	$47,275	$18,992	$28,283	$76,988	$18,992	$57,996
Foreign currency translation	(2,488)	12,432	(14,920)	(18,703)	12,432	(31,135)
Foreign currency forward contracts	5,452	(7,507)	12,959	20,434	(7,507)	27,941
Total net change in unrealized appreciation (depreciation) before income taxes	$50,239	$23,917	$26,322	$78,719	$23,917	$54,802
Provision for (benefit from) income taxes	643	—	643	928	—	928
Total net change in unrealized appreciation (depreciation) after income taxes	49,596	23,917	25,679	77,791	23,917	53,874

Net increase in net assets resulting from operations	$45,880	$22,565	$23,315	$74,132	$22,565	$51,567

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

Dividend income increased $6,965 and $13,870 for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional dividend income in the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.

Expenses

Total operating expenses increased $12,950 and $22,251 for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional operating expenses in the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.

As of June 30, 2024, the Manager agreed to reimburse operating expenses of $454 and $2,377 incurred by the Company for the three and six months ended June 30, 2024, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager, dated as of September 25, 2023 (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

The Performance Participation Allocation increased $5,345 and $9,422 for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, the Company accrued $6,660 and $10,737 of a Performance Participation Allocation, respectively. For both the three and six months ended June 30, 2023, the Company accrued $1,315 of a Performance Participation Allocation.

For the three and six months ended June 30, 2024, the Manager earned $5,261 and $9,028 in gross Management Fees, respectively. For the three and six months ended June 30, 2024, the Company offset Management fees and certain operating expenses of $6,651 and $10,418, respectively. For both the three and six months ended June 30, 2023, the Manager earned $175 in Management Fees.

Net Investment Income (Loss)

Net investment loss increased $691 and $360 for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, net investment loss was $2,043 and $1,712, respectively. For both the three and six months ended June 30, 2023, net investment loss was

$1,352. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain (loss) and net unrealized appreciation (depreciation) from our investments and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain or loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three and six months ended June 30, 2024, we recorded a $1,410 and $1,684 realized loss on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. We did not record a realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency for the three and six months ended June 30, 2023.

For both the three and six months ended June 30, 2024, we recorded a $263 realized loss on the settlement of foreign currency forward contracts. We did not record a realized gain (loss) on the settlement of foreign currency forward contracts for the three and six months ended June 30, 2023.

We recorded a net change in unrealized appreciation before income taxes of $50,239 and $78,719 for the three and six months ended June 30, 2024, respectively. This net change in unrealized appreciation before income taxes for the three and six months ended June 30, 2024 includes unrealized appreciation on investments of $47,275 and $76,988 related to the change in value of Infrastructure Assets, respectively; unrealized depreciation on foreign currency translation of $2,488 and $18,703 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation on foreign currency forward contracts of $5,452 and $20,434, respectively.

We recorded a net change in unrealized appreciation before income taxes of $23,917 for both the three and six months ended June 30, 2023. This net change in unrealized appreciation before income taxes for both the three and six months ended June 30, 2023 includes unrealized appreciation on investments of $18,992 related to the change in value of Infrastructure Assets; unrealized appreciation on foreign currency translation of $12,432 related to the change in value based upon changes in foreign currency exchange rates; and unrealized depreciation on foreign currency forward contracts of $7,507.

We recorded a total net change in unrealized appreciation after income taxes of $49,596 and $77,791 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2024, the total net change in unrealized appreciation includes a provision for income taxes of $643 and $928 on the holdings of certain equity investments in taxable subsidiaries, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $23,917 for both the three and six months ended June 30, 2023. We did not record a provision for (benefit from) income taxes for the three and six months ended June 30, 2023.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2024, we recorded a net increase in net assets resulting from operations of $45,880 and $74,132, respectively. The increase in net assets primarily relates to unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency forward contracts, partially offset by unrealized losses related to foreign currency translation based upon changes in foreign currency exchange rates.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2024
Investments at fair value (cost of $2,053,764)	$2,200,344
Cash and cash equivalents	261,158
Other assets	11,549
Other liabilities	(192,464)
Accrued performance participation allocation	(19,057)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(1,884)
Transactional Net Asset Value	$2,259,646
Number of outstanding shares	82,206,860

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. As of June 30, 2024, we have accrued under GAAP $86,859 of shareholder servicing fees and distribution fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2024:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$69,772	$81,926	$1,278,444	$20,636	$796,428	$10,939	$1	$1,498	$1	$1	$2,259,646
Number of outstanding shares	2,537,525	2,977,216	46,526,340	750,832	28,963,732	397,968	40	53,127	40	40	82,206,860
Transactional Net Asset Value per Share as of June 30, 2024	$27.50	$27.52	$27.48	$27.48	$27.50	$27.49	$28.20	$28.20	$29.26	$29.26

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of June 30, 2024:

June 30, 2024
GAAP Net Asset Value	$2,174,671
Adjustment:
Accrued shareholder servicing fees and distribution fees	84,975
Transactional Net Asset Value	$2,259,646

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of June 30, 2024:

Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.3%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	2.0%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	90.5%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	7.5%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	10.4x	10.4x - 10.4x

Discounted Cash Flow	Weighted Average Cost of Capital	9.4%	6.7% - 15.0%
	Enterprise Value / LTM EBITDA Exit Multiple	15.3x	7.1x - 23.0x

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

Input	Hypothetical Change	Infrastructure Asset Values as of June 30, 2024
Weighted Average Cost of Capital	0.25% decrease	+2.37%
	0.25% increase	-2.32%

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

As of June 30, 2024, total unrealized appreciation (depreciation) on foreign currency forward contracts of $1,732 and $(160) was recorded in the Consolidated Statement of Assets and Liabilities as an asset and liability, respectively. For both the three and six months ended June 30, 2024, the net realized loss on foreign currency forward contracts was $263. For the three and six months ended June 30, 2024, the change in net unrealized appreciation on foreign currency forward contracts was $5,452 and $20,434, respectively.

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

Distributions

Beginning in July 2023, we have declared monthly distributions for each class of the Company’s shares, which are paid on a quarterly basis. Commencing in January 2024, the Company declared, and intends to declare on a going forward basis, distributions on a quarterly basis. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all.

The net distribution per share declared on each class of the Company’s shares is determined by subtracting estimated shareholder servicing fees and distribution fees per share applicable for such class from the gross distribution per share which is the same for all classes of the Company’s shares. Such shareholder servicing fees and distribution fees per share are payable to the Dealer-Manager as they become contractually due.

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for each of the three and six months ended June 30, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	$0.2900	$0.2316	$0.2317	$0.2728	$0.2900	$0.2728	$—	$0.2900	$0.2900
Total	$0.5700	$0.2316	$0.4538	$0.5358	$0.5700	$0.5358	$0.2220	$0.5700	$0.5700

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

The following table summarizes the Shares repurchased during the six months ended June 30, 2024:

Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	$27.17	41,794	1,136	51	1,085
Class R Shares	$27.19	19,357	526	26	500
Total		74,855	$2,031	$95	$1,936

Liquidity and Capital Resources

As of June 30, 2024, the Company had $261,158 in cash and cash equivalents. Our current cash and cash equivalents balance is generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future. In addition, certain indirect subsidiaries of the Company (the “Borrowers”) have entered into a revolving credit agreement (the “Credit Agreement”), under which the Borrowers have available borrowings in an aggregate initial principal amount of up to $150,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default. As of June 30, 2024, the Borrowers had an outstanding balance of $150,000 under the Credit Agreement which was repaid in July 2024.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, our credit facility, the Line of Credit, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement), the cost of operations (including the Management Fee and Performance Participation Allocation), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2024:

	Six Months Ended June 30,
Cash flows from:	2024	2023	Change
Operating activities	$(1,138,299)	$—	$(1,138,299)
Financing activities	1,121,040	4,246	1,116,794
Net increase in cash and cash equivalents	$(17,259)	$4,246	$(21,505)

Cash used in operating activities

Our net cash flow used in operating activities was $1,138,299 for the six months ended June 30, 2024, which was primarily comprised of the usage of $1,158,621 of cash for the acquisition of Infrastructure Assets during the six months ended June 30, 2024.

Cash provided by financing activities

Our net cash flow provided by financing activities was $1,121,040 for the six months ended June 30, 2024, which was primarily comprised of $988,819 of proceeds from the sale of Shares pursuant to our Private Offering and $150,000 of proceeds from the credit facility borrowings.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2024, the Company has accrued $86,859 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2024 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations

See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2024, are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of June 30, 2024, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $220,034, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of June 30, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $26,420, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2024, the Borrowers had an outstanding balance of $150,000 under the Credit Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	$—	—	—
May 1, 2024 to May 31, 2024 (2)	61,151	$27.18	61,151	—
June 1, 2024 to June 30, 2024	—	$—	—	—
Total	61,151	$27.18	61,151	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

(2) The Shares listed above were repurchased on May 6, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended June 30, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with the KKR Alternative Assets LLC. See “Note 12. Subsequent Events” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

The foregoing summary description of the Line of Credit does not purport to be complete and is qualified in its entirety by reference to the Line of Credit, a copy of which is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	Revolving Credit Agreement, dated as of April 3, 2024, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.2	Uncommitted Unsecured Line of Credit, dated August 9, 2024, between K-INFRA HedgeCo LLC, as borrower, and KKR Alternative Assets LLC, as lender

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: August 13, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)