Form 10-Q
period 2024-09-30
KKR Infrastructure Conglomerate LLC
filed 2024-11-13
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 5, 2024, the registrant had 10,181,551 Class I Shares, 12,656,746 Class S Shares, 46,999,153 Class U Shares, 765,609 Class R-D Shares, 29,411,348 Class R Shares, 867,134 Class D Shares, 40 Class E Shares, 1,191,769 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding (rounded to the nearest whole number). The number of Shares outstanding excludes November 1, 2024 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (cost of $2,506,587 and $895,257, respectively)	$2,826,612	$983,552
Cash and cash equivalents	291,591	278,417
Foreign currencies at fair value (cost of $4,459 and $—, respectively)	4,563	—
Deferred financing costs	9,373	—
Prepaids and other assets	100	—
Deferred offering costs	—	826
Due from Manager	—	16,549
Dividends receivable	1,544	1,429
Unrealized appreciation on foreign currency forward contracts	—	28
Total assets	3,133,783	1,280,801

Liabilities
Unrealized depreciation on foreign currency forward contracts	5,238	18,890
Line of credit	249,128	—
Accrued performance participation allocation	33,038	8,335
Accrued shareholder servicing fees and distribution fees	101,308	51,440
Distributions payable	25,590	9,480
Directors' fees and expenses payable	115	116
Payable for settlement of foreign currency forward contracts	65,310	—
Other accrued expenses and liabilities	12,034	2,938
Due to Manager and affiliates	6,129	19,174
Organization costs payable	—	48
Offering costs payable	—	8
Total liabilities	497,890	110,429

Commitments and contingencies (Note 9)

Net assets	$2,635,893	$1,170,372

Net assets are comprised of
Class I Shares, 8,652,114 and 131,691 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$244,448	$3,552
Class S Shares, 10,587,646 shares authorized, issued and outstanding as of September 30, 2024	279,848	—
Class U Shares, 46,754,980 and 28,088,229 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,241,328	706,586
Class R-D Shares, 758,156 and 353,076 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	21,026	9,328

Class R Shares, 29,221,814 and 16,671,146 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	825,633	449,523
Class D Shares, 793,618 and 380 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	21,984	11
Class E Shares, 40 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Class F Shares, 55,709 and 49,830 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,623	1,369
Class G Shares, 40 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Class H Shares, 40 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Net assets	$2,635,893	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Dividend and other income	$14,708	$7,884	$29,262	$8,568
Total investment income	14,708	7,884	29,262	8,568

Operating expenses
Performance participation allocation	13,991	1,281	24,728	2,595
Management fee expense	6,834	1,357	15,861	1,532
General and administration expenses	3,173	4,595	10,262	6,261
Interest expense	909	—	1,997	—
Directors' fees and expenses	115	115	369	230
Deferred offering costs amortization	—	495	825	661
Organization costs	—	—	—	3,333
Total operating expenses	25,022	7,843	54,042	14,612
Less: Expenses reimbursed by Manager	—	(3,906)	(2,377)	(8,640)
Add: Expenses recouped by Manager	776	—	816	—
Less: Management fee and expense credits	(6,834)	(339)	(17,251)	(339)
Net operating expenses	18,964	3,598	35,230	5,633
Net investment income (loss)	(4,256)	4,286	(5,968)	2,935

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	729	—	(955)	—
Foreign currency forward contracts	(65,339)	—	(65,602)	—
Total net realized gain (loss)	(64,610)	—	(66,557)	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	80,972	4,893	157,960	23,885
Foreign currency	104	—	104	—
Foreign currency translation	92,471	(13,281)	73,768	(849)
Foreign currency forward contracts	(6,809)	13,777	13,625	6,270
Total net change in unrealized appreciation (depreciation) before income taxes	166,738	5,389	245,457	29,306
Provision for (benefit from) income taxes	564	—	1,492	—
Total net change in unrealized appreciation (depreciation) after income taxes	166,174	5,389	243,965	29,306

Net increase in net assets resulting from operations	$97,308	$9,675	$171,440	$32,241

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2024 (Unaudited)	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671
Consideration from the issuance of shares	169,846	211,164	(1)	—	—	10,963	—	—	72	—	—	392,044
Repurchases of shares	—	—	(1,033)	—	(27)	—	—	—	—	—	—	(1,060)
Reinvestment of distributions	496	558	8,484	201	5,995	103	—	—	1	—	—	15,838
Transfers in	38	—	—	—	1,141	—	—	—	—	—	—	1,179
Transfers out	—	—	(1,179)	—	—	—	—	—	—	—	—	(1,179)
Accrued shareholder servicing fees and distribution fees	—	(14,564)	(2,566)	(14)	—	(226)	—	—	—	—	—	(17,370)
Distributions declared	(2,596)	(2,542)	(11,231)	(214)	(8,767)	(224)	—	—	(17)	—	—	(25,591)
Early repurchase fee	4	5	27	—	17	—	—	—	—	—	—	53
Net investment income (loss)	(162)	(223)	(2,349)	(38)	(1,471)	(19)	—	—	6	—	—	(4,256)
Net realized gain (loss)	(5,783)	(7,071)	(31,163)	(506)	(19,519)	(530)	—	—	(38)	—	—	(64,610)
Net change in unrealized appreciation (depreciation)	12,833	16,022	82,847	1,344	51,836	1,191	—	—	101	—	—	166,174
Balance at September 30, 2024 (Unaudited)	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$—	$1	$1,623	$1	$1	$2,635,893

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	220,714	290,362	496,346	10,097	338,837	21,882	2,557	—	162	—	—	1,380,957
Repurchases of shares	—	—	(2,278)	—	(813)	—	—	—	—	—	—	(3,091)
Reinvestment of distributions	498	558	18,845	392	13,516	103	6	—	2	—	—	33,920
Transfers in	18,823	2,568	—	527	8,655	—	—	—	—	—	—	30,573
Transfers out	(3,552)	—	(5,725)	—	(18,728)	—	(2,568)	—	—	—	—	(30,573)
Accrued shareholder servicing fees and distribution fees	—	(20,049)	(35,834)	(225)	—	(441)	(1)	—	—	—	—	(56,550)
Distributions declared	(3,334)	(3,232)	(30,233)	(542)	(23,577)	(333)	(6)	—	(46)	—	—	(61,303)
Early repurchase fee	5	5	84	1	53	—	—	—	—	—	—	148
Net investment income (loss)	(261)	(350)	(3,239)	(58)	(2,037)	(36)	—	—	13	—	—	(5,968)
Net realized gain (loss)	(5,819)	(7,110)	(32,301)	(524)	(20,229)	(535)	—	—	(39)	—	—	(66,557)
Net change in unrealized appreciation (depreciation)	13,822	17,096	129,077	2,030	80,433	1,333	12	—	162	—	—	243,965
Balance at September 30, 2024 (Unaudited)	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$—	$1	$1,623	$1	$1	$2,635,893

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2023 (Unaudited)	$—	$—	$122,182	$—	$77,351	$—	$—	$262,375	$—	$1	$1	$461,910
Consideration from the issuance of shares	1,086	—	343,780	—	220,790	118	—	—	979	—	—	566,753
Repurchases of shares	—	—	—	—	—	—	—	(262,727)	—	—	—	(262,727)
Accrued shareholder servicing fees and distribution fees	—	—	(22,876)	—	—	(2)	—	—	—	—	—	(22,878)
Distributions declared	(5)	—	(2,455)	—	(2,009)	(1)	—	(347)	(4)	—	—	(4,821)
Net investment (loss) income	7	—	2,621	—	1,633	1	—	16	8	—	—	4,286
Net change in unrealized appreciation (depreciation)	3	—	2,853	—	1,847	1	—	683	2	—	—	5,389
Balance at September 30, 2023 (Unaudited)	$1,091	$—	$446,105	$—	$299,612	$117	$—	$—	$985	$1	$1	$747,912

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	1,086	—	469,089	—	294,726	118	—	444,013	979	—	1	1,210,012
Repurchases of shares	—	—	—	—	—	—	—	(457,727)	—	—	—	(457,727)
Accrued shareholder servicing fees and distribution fees	—	—	(31,791)	—	—	(2)	—	—	—	—	—	(31,793)
Distributions declared	(5)		(2,455)		(2,009)	(1)		(347)	(4)			(4,821)
Net investment (loss) income	7	—	1,723	—	1,103	1	—	92	8	—	—	2,934
Net change in unrealized appreciation (depreciation)	3	—	9,539	—	5,792	1	—	13,969	2	—	—	29,306
Balance at September 30, 2023 (Unaudited)	$1,091	$—	$446,105	$—	$299,612	$117	$—	$—	$985	$1	$1	$747,912
See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Cash Flows (Unaudited)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase in net assets from operations	$171,440	$32,241
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management Fees	—	888
Class F Shares issued as payment of directors' fees and expenses	137	91
Class F Shares issued as payment of performance participation allocation	25	—
Deferred financing costs amortization	1,146	—
Deferred offering costs amortization	825	661
Acquisition of Infrastructure Assets	(1,290,124)	(12,500)
Proceeds from return of capital on Infrastructure Assets	2,353	—
Net change in unrealized (appreciation) depreciation on investments	(157,960)	(23,885)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(73,768)	849
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(13,625)	(6,270)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	(100)	480
(Increase) Decrease in deferred offering costs	—	(1,315)
(Increase) Decrease in due from Manager	16,549	(8,639)
(Increase) Decrease in dividends receivable	(115)	(1,297)
Increase (Decrease) in management fee payable	—	306
Increase (Decrease) in accrued performance participation allocation	24,703	2,595
Increase (Decrease) in directors' fees and expenses payable	(1)	115
Increase (Decrease) in payable for settlement of foreign currency forward contracts	65,310	—
Increase (Decrease) in other accrued expenses and liabilities	4,669	3,403
Increase (Decrease) in due to Manager	(15,037)	7,376
Increase (Decrease) in organization costs payable	(48)	(1,154)
Increase (Decrease) in offering costs payable	(8)	826
Net cash used in operating activities	(1,263,629)	(5,229)
Financing activities
Proceeds from issuance of shares	1,380,795	765,021
Proceeds from credit facility	150,000	—
Repayment of credit facility	(150,000)	—
Repayment of line of credit	(70,000)	—
Payment of deferred financing costs	(8,280)	—
Payment on repurchases of shares	(2,943)	(457,727)
Payment of shareholder servicing fees and distribution fees	(4,959)	—
Payment for offering costs	(1,974)	—
Distributions	(11,273)	—
Net cash provided by financing activities	1,281,366	307,294
Net increase in cash and cash equivalents and foreign currencies at fair value	17,737	302,065
Cash and cash equivalents and foreign currencies at fair value, beginning of period	278,417	1
Cash and cash equivalents and foreign currencies at fair value, end of period	$296,154	$302,066
Supplemental disclosure of cash flow information
Proceeds from credit facility	$319,128	$—
Change in shareholder servicing fees and distribution fees payable	56,550	—
Reinvestment of distributions	33,920	—
Change in payable for investments acquired	4,430	—

Change in deferred financing costs payable	2,239	—
Cash paid for interest	(666)	—
Shares issued in exchange for Infrastructure Assets	—	444,013
See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2024

(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 39.5%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$506,927	19.2%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	497,801	18.9%
Other Infrastructure Assets	Equity Interest Held Through Stellar Asia Holdings I Pte. Ltd.	Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	36,164	1.4%
Energy Security - 8.1%
Pembina Gas Infrastructure Inc.	Equity Interest Held Through KKR Eagle Aggregator L.P.	Energy Security	North America	Level III	CAD	N/A	N/A	156,725	5.9%
Other Infrastructure Assets	Equity Interest Held Through KKR Denali Aggregator L.P.	Energy Security	North America	Level III	USD	N/A	N/A	57,500	2.2%
Energy Transition - 34.3%
Smart Metering Services plc	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	299,230	11.4%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Energy Transition	North America	Level III	USD	N/A	N/A	230,000	8.7%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	204,484	7.8%
Greenvolt Energias Renovaveis S.A.	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	148,316	5.6%
Other Infrastructure Assets	Equity Interest Held Through KKR Global Climate Zeus Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	20,859	0.8%
Industrial Infrastructure - 6.9%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	182,986	6.9%
Social Infrastructure - 16.7%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	440,620	16.7%

Transportation - 1.7%
Other Infrastructure Assets (2)	Equity Interest Held Through KKR Panda Aggregator L.P.	Transportation	North America	N/A	USD	N/A	N/A	45,000	1.7%
Total Infrastructure Assets Investments (cost of $2,506,587)								2,826,612	107.2%

Foreign Currency Forward Contracts
Barclays Bank PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	(3)	—%
Barclays Bank PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	(47)	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	(626)	—%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	(353)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	(79)	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	(25)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	(127)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	(864)	—%
Macquarie Bank Limited	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	(706)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	(103)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	(384)	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	101,500	(70)	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	(1,538)	(0.1)%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	(313)	—%
Total Foreign Currency Forward Contracts								(5,238)	(0.1)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	291,434	11.1%
Total Investments in Money Market Funds (cost of $291,434)								291,434	11.1%

Total Investments and Cash Equivalents (cost of $2,798,021)	$3,112,808	118.2%

(1) As of September 30, 2024, approximately 18.5%, 87.3% and 1.4% of the Company’s infrastructure assets were in North America, EMEA and Asia-Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, EMEA and Asia-Pacific, were $464,973, $2,019,730 and $21,884, respectively. The fair value of infrastructure assets in North America, EMEA and Asia-Pacific were $489,225, $2,301,223 and $36,164, respectively.

(2) As of September 30, 2024, the Company had funded cash into KKR Panda Aggregator L.P. in connection with acquiring an indirect interest in Other Infrastructure Assets on October 1, 2024. This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

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

The Company is sponsored by KKR and benefits from KKR’s infrastructure sourcing and management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”).

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there were no significant updates to the Company’s significant accounting policies.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and nine months ended September 30, 2024 and 2023 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,821,815	$2,164,345	$7,771,693	$6,309,620
Expenses	2,704,652	2,083,509	7,622,928	6,183,547
Income before taxes	117,163	80,836	148,765	126,073
Income tax expense (benefit)	56,217	24,894	(27,149)	51,975
Consolidated net income (loss)	60,946	55,942	175,914	74,098
Net income (loss) attributable to non-controlling interests	(7,171)	3,083	(20,094)	10,547
Net income (loss)	$68,117	$52,859	$196,008	$63,551

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

4.Fair Value Measurements - Investments

The following tables present fair value measurements of investments, by major class, according to the fair value hierarchy:

	September 30, 2024
Investments	Level I	Level II	Level III	Investments Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$2,781,612	$45,000	$2,826,612
Unrealized appreciation on foreign currency forward contracts	—	—	—	—	—
Unrealized depreciation on foreign currency forward contracts	—	(5,238)	—	—	(5,238)
Investments in Money Market Funds	291,434	—	—	—	291,434
Total	$291,434	$(5,238)	$2,781,612	$45,000	$3,112,808

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2024:

Investments	Balance as of December 31, 2023	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of September 30, 2024
Infrastructure Assets	$983,552	$1,568,685	$(2,353)	$157,960	$73,768	$2,781,612
Total	$983,552	$1,568,685	$(2,353)	$157,960	$73,768	$2,781,612

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2024 attributable to Level III investments and foreign currency translation still held at September 30, 2024 was $157,960 and $73,768, respectively.

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

Derivative Instruments

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Asset transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of September 30, 2024 and December 31, 2023:

					As of September 30, 2024		As of December 31, 2023
Level III Assets	Fair Value September 30, 2024	Fair Value December 31, 2023	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$2,781,612	$983,552	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.8%	5.0% - 10.0%	5.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.4%	0.0% - 25.0%	4.0%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	90.3%	0.0% - 100.0%	94.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	8.3%	0.0% - 100.0%	1.4%	0.0% - 100.0%	(6)

			Market comparables	Enterprise Value / Forward EBITDA Multiple	11.0x	11.0x - 11.0x	10.5x	10.5x - 10.5x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	9.6%	6.4% - 15.1%	9.7%	6.7% - 12.1%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	14.5x	7.0x - 23.0x	13.9x	9.5x - 21.0x	Increase

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

For the three and nine months ended September 30, 2024, the Manager earned $6,834 and $15,861 in gross Management Fees, respectively. For the three and nine months ended September 30, 2024, the Company offset Management Fees and certain operating expenses of $6,834 and $17,251, respectively.

For the three and nine months ended September 30, 2023, the Manager earned $1,357 and $1,532 in gross Management Fees, respectively. For both the three and nine months ended September 30, 2023, the Company offset Management Fees and certain operating expenses of $339.

As of September 30, 2024 and December 31, 2023, there were unapplied credits of $18,582 and $6,533, respectively, to be carried forward that relate to Other Fees earned.

As of September 30, 2024 and December 31, 2023, the Company does not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Performance Participation Allocation

Under the limited liability company agreement of the Company (as amended, the “LLC Agreement”), for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company. The Class H Member is an affiliate of KKR.

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

A Performance Participation Allocation accrual of $33,038 and $8,335 was recorded as of September 30, 2024 and December 31, 2023 in the Consolidated Statements of Assets and Liabilities. The Consolidated Statements of Operations reflects a $13,991 and $24,728 Performance Participation Allocation for the three and nine months ended September 30, 2024, respectively. The Consolidated Statements of Operations reflects a $1,281 and $2,595 Performance Participation Allocation for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company issued approximately 339 and 873 Class F Shares for $10 and $25 to the Class H Member, respectively, for payment of the Performance Participation Allocation resulting from repurchases of Investor Shares.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of September 30, 2024 and December 31, 2023, the Company has accrued $101,308 and $51,440, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager (defined below) related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

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

For the three months ended September 30, 2024, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement. For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period.

For the three and nine months ended September 30, 2023, the Manager agreed to reimburse expenses of $3,906 and $8,640, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement.

For the three and nine months ended September 30, 2024, the Manager recouped expenses of $776 and $816, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement.

For both the three and nine months ended September 30, 2023, the Manager did not recoup expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of September 30, 2024, the Company has recorded $6,129 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement and payable for Infrastructure Assets acquired.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2023, the Company has recorded $16,549 as amounts Due from Manager related to amounts waived under the Expense Limitation Agreement and $19,174 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of September 30, 2024:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$2,822	September 30, 2025
December 31, 2022	1,797	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
September 30, 2024	—	September 30, 2027
Total	$18,110

As of September 30, 2024, management believed that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC (the “Lender”), an affiliate of the Company.

The Line of Credit expires on August 8, 2025, subject to six-month extension options requiring the Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Lender and its assignees shall have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of September 30, 2024, the Line of Credit Borrowers had an outstanding balance of $249,128 under the Line of Credit. The Line of Credit Borrowers and Lender agreed to a 0.00% per annum interest rate on all borrowings outstanding as of September 30, 2024. The carrying amount outstanding under the Line of Credit approximates its fair value as of September 30, 2024.

Infrastructure Assets

For both the three and nine months ended September 30, 2024, KKR Alternative Assets LLC, an indirect subsidiary of KKR, contributed ownership interests in certain Infrastructure Assets to the Company for aggregate consideration of $378,487 in exchange for cash and borrowings under the Line of Credit.

For the three months ended September 30, 2023, the Company did not issue Class E Shares of the Company to KKR Alternative Assets LLC for aggregate consideration in exchange for the contribution to the Company of ownership interests in certain Infrastructure Assets. For the nine months ended September 30, 2023, the Company issued Class E Shares of the Company to KKR Alternative Assets LLC for aggregate consideration of $444,013 in exchange for the contribution to the Company of ownership interests in certain Infrastructure Assets.

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2024:

	Shares Outstanding as of June 30, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2024
Class I Shares	2,537,525	6,095,191	—	18,030	1,368	—	8,652,114
Class S Shares	2,977,216	7,590,155	—	20,275	—	—	10,587,646
Class U Shares	46,526,340	—	(37,579)	308,755	—	(42,536)	46,754,980
Class R-D Shares	750,832	—	—	7,324	—	—	758,156
Class R Shares	28,963,732	—	(1,000)	218,030	41,052	—	29,221,814
Class D Shares	397,968	391,885	—	3,765	—	—	793,618
Class R-S Shares	—	—	—	—	—	—	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	53,127	2,555	—	27	—	—	55,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	82,206,860	14,079,786	(38,579)	576,206	42,420	(42,536)	96,824,157

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2024
Class I Shares	131,691	7,946,023	—	18,109	687,982	(131,691)	8,652,114
Class S Shares	—	10,473,522	—	20,275	93,849	—	10,587,646
Class U Shares	28,088,229	18,267,917	(83,433)	691,329	—	(209,062)	46,754,980
Class R-D Shares	353,076	371,276	—	14,404	19,400	—	758,156
Class R Shares	16,671,146	12,451,967	(30,001)	495,583	317,621	(684,502)	29,221,814
Class D Shares	380	789,466	—	3,772	—	—	793,618
Class R-S Shares	—	93,561	—	220	—	(93,781)	—

Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	5,815	—	64	—	—	55,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	50,399,547	(113,434)	1,243,756	1,118,852	(1,119,036)	96,824,157

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2023:

	Shares Outstanding as of June 30, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2023
Class I Shares	—	41,465	—	41,465
Class U Shares	5,012,365	13,140,595	—	18,152,960
Class R Shares	2,957,453	8,434,321	—	11,391,774
Class D Shares	—	4,509	—	4,509
Class E Shares	9,960,519	—	(9,960,519)	—
Class F Shares	—	36,944	—	36,944
Class G Shares	40	—	—	40
Class H Shares	40	—	—	40
Total	17,930,417	21,657,834	(9,960,519)	29,627,732

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2023
Class I Shares	—	41,465	—	41,465
Class U Shares	—	18,152,960	—	18,152,960
Class R Shares	—	11,391,774	—	11,391,774
Class D Shares	—	4,509	—	4,509
Class E Shares	—	17,760,519	(17,760,519)	—
Class F Shares	—	36,944	—	36,944
Class G Shares	40	—	—	40
Class H Shares	—	40	—	40
Total	40	47,388,211	(17,760,519)	29,627,732

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

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under its share repurchase plan, or none at all, in its discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under its share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

The following table summarizes the Shares repurchased during the nine months ended September 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	27.17	41,794	1,136	51	1,085
Class R Shares	27.19	19,357	526	26	500
Shares repurchased on August 5, 2024:
Class U Shares	27.48	37,579	1,033	52	981
Class R Shares	27.50	1,000	27	1	26
Total		113,434	$3,091	$148	$2,943

Repurchase Arrangement for Class E Shares held by KKR

For the three and nine months ended September 30, 2024, pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company did not repurchase any Class E Shares of the Company from KKR.

For a detailed description of the KKR Share Repurchase Arrangement, see Note 6 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

7.Credit Facility

Revolving Credit Agreement

On April 3, 2024, certain subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (as amended from time to time, the “Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto. On April 3, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.
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

On September 30, 2024, the Borrowers entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. Pursuant to the Credit Agreement Amendment, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $300,000. On September 30, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement Amendment.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Credit Agreement Amendment.

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

The Company incurred $10,519 of costs associated with entry into the Credit Agreement and Credit Agreement Amendment. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of September 30, 2024, total remaining unamortized deferring financing costs for the Credit Agreement was $9,373.

As of September 30, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of September 30, 2024.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the three and nine months ended September 30, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	0.2900	0.2316	0.2317	0.2728	0.2900	0.2728	—	0.2900	0.2900
September 30, 2024	0.3000	0.2401	0.2402	0.2824	0.3000	0.2824	—	0.3000	0.3000
Total	$0.8700	$0.4717	$0.6940	$0.8182	$0.8700	$0.8182	$0.2220	$0.8700	$0.8700

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2024, June 30, 2024 and September 30, 2024, with payments on April 24, 2024, July 25, 2024 and October 25, 2024, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments consisting of $259,861 and $33,500, respectively, related to its investment in Infrastructure Assets.
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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through September 30, 2024:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$—	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	3.70	0.82	0.33	—	0.81	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	0.03	0.01	—	0.01	—	—	—	—
Transfers in	—	27.36	—	0.02	—	—	—	—	—	—
Transfers out	—	—	(0.01)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.68)	(0.86)	(0.35)	—	(1.79)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.87)	(0.47)	(0.69)	(0.82)	(0.87)	(0.82)	(0.87)	(0.87)	—	—
Net investment (loss) income (2)	(0.10)	(0.06)	(0.08)	(0.09)	(0.08)	(0.15)	0.23	0.25	0.23	0.23
Net realized gain (loss) and change in unrealized appreciation (depreciation) (2)	2.28	(0.43)	2.18	2.22	2.24	3.03	2.31	2.27	2.38	2.38
Net increase (decrease) in net assets attributed to shareholders	1.29	(0.93)	1.39	1.32	1.29	1.09	1.67	1.65	2.61	2.61
Net asset value per share at the end of period (September 30, 2024)	$28.25	$26.43	$26.55	$27.73	$28.25	$27.70	$29.14	$29.14	$30.55	$30.55
Net assets at end of period (September 30, 2024)	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$1	$1,623	$1	$1
Shares outstanding at end of period (September 30, 2024)	8,652,114	10,587,646	46,754,980	758,156	29,221,814	793,618	40	55,709	40	40
Weighted average shares outstanding at end of period (September 30, 2024)	2,491,724	5,444,788	41,896,181	636,275	25,947,611	245,788	40	53,164	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Operating expenses before Performance Participation Allocation (5) (7)	0.58%	0.35%	0.54%	0.52%	0.51%	0.62%	0.51%	0.51%	0.51%	0.51%
Operating expenses before expenses reimbursed and/or recouped by Manager (5) (6)	2.11%	1.26%	1.88%	1.83%	1.77%	2.17%	0.63%	0.62%	0.62%	0.62%
Operating expenses after expenses reimbursed and/or recouped by Manager (5) (6)	2.18%	1.31%	1.79%	1.76%	1.69%	2.25%	0.51%	0.51%	0.51%	0.51%
Operating expenses after Performance Participation Allocation (5) (7)	2.18%	1.31%	1.79%	1.76%	1.69%	2.25%	0.51%	0.51%	0.51%	0.51%

Net investment income (loss) (5)	(0.37)%	(0.24)%	(0.30)%	(0.33)%	(0.29)%	(0.53)%	0.89%	0.89%	0.89%	0.89%
Total return attributed to Shares based on net asset value (5) (8)	8.01%	(1.68)%	8.27%	8.10%	8.01%	7.18%	9.25%	9.17%	9.34%	9.34%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through September 30, 2023:

	Class I Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares	26.19	25.84	25.87	26.17	26.50	—	25.00
Repurchase of shares (2)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.00)	—	(0.62)	—	—	—
Distributions declared (3)	(0.24)	(0.18)	(0.24)	(0.22)	(0.18)	—	—
Net investment (loss) income (2)	0.40	0.16	0.16	0.31	0.56	—	—
Net change in unrealized appreciation (depreciation) (2)	(0.05)	1.75	0.51	0.31	(0.22)	1.84	1.84
Net increase (decrease) in net assets attributed to shareholders	0.11	(1.27)	0.43	(0.22)	0.16	1.84	1.84
Net asset value per share at the end of period (September 30, 2023)	$26.30	$24.57	$26.30	$25.95	$26.66	$26.84	$26.84
Net assets at end of period (September 30, 2023)	$1,091	$446,105	$299,612	$117	$985	$1	$1
Shares outstanding at end of period (September 30, 2023)	41,465	18,152,960	11,391,774	4,509	36,944	40	40
Weighted average shares outstanding at end of period (September 30, 2023)	17,435	10,594,184	6,724,324	3,248	14,381	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (4)
Operating expenses before Performance Participation Allocation (5)	0.41%	0.61%	0.58%	0.48%	0.20%	0.35%	0.35%
Operating expenses before expenses reimbursed by Manager (5) (6)	1.32%	2.24%	2.09%	1.40%	0.79%	1.40%	1.40%
Operating expenses after expenses reimbursed by Manager (5) (6)	0.70%	1.22%	1.14%	0.71%	0.20%	0.35%	0.35%
Operating expenses after Performance Participation Allocation (5) (7)	0.70%	1.22%	1.14%	0.71%	0.20%	0.35%	0.35%
Net investment income (loss) (5)	1.41%	0.66%	0.63%	0.71%	2.04%	0.92%	0.92%
Total return attributed to Shares based on net asset value (5) (8)	3.07%	(6.90)%	5.07%	(0.25)%	3.56%	7.00%	7.00%

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

(7) Ratios presented after expenses reimbursed and/or recouped by Manager.

(8) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares. See “Note 8. Distributions” above, for declarations of distributions for the period from January 1, 2024 to September 30, 2024. The Company did not declare or pay any distributions for the period from June 1, 2023 (commencement of principal operations) through September 30, 2023.

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

The effective tax rate was 0.6% and 0.9% for the three and nine months ended September 30, 2024, respectively. The primary items giving rise to the difference between the 0% federal statutory rate applicable to partnerships and the effective tax rate is due to US federal, state, and local taxes on the Company's subsidiaries.

12.Subsequent Events
Unregistered Sales of Equity Securities

On October 1, 2024, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 18, 2024) to third party investors for cash:

Class	Number of Shares Sold	Consideration, net
Class S Shares	2,004,799	$56,684
Class I Shares	1,466,774	41,441
Class D Shares	67,890	1,917
Total		$100,042

Performance Participation Allocation

On October 1, 2024, the Company issued 1,133,884 Class F Shares to KKR in satisfaction of the Performance Participation Allocation accrual of $33,038 due to KKR as of September 30, 2024.

Distribution Reinvestment Plan

On October 25, 2024, pursuant to the DRIP, the Company issued approximately 59,749 Class I Shares, approximately 73,387 Class S Shares, approximately 311,918 Class U Shares, approximately 7,452 Class R-D Shares, approximately 221,527 Class R Shares, approximately 5,626 Class D Shares and approximately 31 Class F Shares, for aggregate consideration of $19,199 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

On November 7, 2024, the Company adopted an Amended and Restated Distribution Reinvestment Plan (the “A&R DRIP”), effective November 7, 2024, pursuant to which cash distributions to holders of the Company’s Shares will automatically be reinvested in whole and fractional Shares attributed to the class of Shares that a shareholder owns unless such holders elect to receive such distribution in cash. Pursuant to the A&R DRIP, if a shareholder requests that the Company repurchase all of the shareholder’s Shares pursuant to the Company's share repurchase plan, such shareholder’s participation in the A&R DRIP shall be deemed terminated effective upon the Company’s receipt of such request, regardless of whether or not the Company accepts all such shares for repurchase pursuant to the share repurchase plan, provided, that, if such shareholder subsequently withdraws its request prior to the applicable deadline therefor under the share repurchase plan, such shareholder may participate in the A&R DRIP by notifying the Company and the plan administrator of the A&R DRIP at least three (3) days prior to the record date of a distribution from the Company.

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

The following table summarizes the Shares repurchased on November 5, 2024 by the Company in connection with the Company’s share repurchase plan:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$28.23	51,455	$1,453	$71	$1,382
Class R Shares	28.25	32,980	932	46	886
Class S Shares	28.27	9,085	257	13	244
Class I Shares	28.25	3,185	90	4	86
Total		96,705	$2,732	$134	$2,598

Revolving Credit Facility Upsize

On October 9, 2024, the Borrowers entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $400,000. On October 9, 2024, the Company remitted $500 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Second Amendment.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Second Amendment.

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

We expect that, over the long term, Joint Ventures and Infrastructure Assets will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). We expect that we will own and control the large majority by value of those Joint Ventures and that the large majority by value of such Joint Ventures will majority own or primarily control their underlying portfolio companies. In limited circumstances, the Company may also acquire an Infrastructure Asset through an investment in a vehicle that we do not control (such as, investing into an acquisition vehicle as a limited partner rather than as a general partner). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as KKR DAV Manager LLC (our

“Manager”) determines. Moreover, we will not acquire any cryptocurrency and (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take private transactions).

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
Recent Developments

Infrastructure Assets Activities

During the nine months ended September 30, 2024, the Company acquired indirect interests in Infrastructure Assets, as follows:

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

During the nine months ended September 30, 2024, the Company acquired incremental indirect interests in Grove Education Partners Holdco Limited, Nxera MY Pte Ltd., Sempra PALNG Holdings, LLC, Vantage Towers AG and Zenobe Energy Ltd for $455,542 in the aggregate.

As of September 30, 2024, the Company’s Infrastructure Assets were comprised of approximately 370 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of September 30, 2024, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. See “Note 5. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Revolving Credit Facility Upsize

On September 30, 2024, the Borrowers entered into the Credit Agreement Amendment to the Credit Agreement. Pursuant to the Credit Agreement Amendment, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $300,000. On September 30, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement Amendment.

On October 9, 2024, the Borrowers entered into the Second Amendment to the Credit Agreement. Pursuant to the Second Amendment, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $400,000. On October 9, 2024, the Company remitted $500 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Second Amendment.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Credit Agreement Amendment and the Second Amendment.

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

A discussion of the results of operations for the three and nine months ended September 30, 2024 is as follows:

Operating Results

During the three and nine months ended September 30, 2024, we raised aggregate subscription proceeds of $391,972 and $1,380,795, respectively, related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended September 30, 2024	3.84%	3.62%	3.62%	3.78%	3.84%	3.78%	—%
Nine months ended September 30, 2024	8.09%	5.09%	7.44%	7.89%	8.11%	7.91%	1.17%
Inception to date annualized September 30, 2024	10.83%	Not applicable	12.91%	Not applicable	13.87%	10.53%	Not applicable

(1) “Three months ended” and “Nine months ended”, for a given share class, means total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and nine months ended September 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Investment income
Dividend and other income	$14,708	$7,884	$6,824	$29,262	$8,568	$20,694
Total investment income	$14,708	$7,884	$6,824	$29,262	$8,568	$20,694

Operating expenses
Performance participation allocation	$13,991	$1,281	$12,710	$24,728	$2,595	$22,133
Management fee expense	6,834	1,357	5,477	15,861	1,532	14,329
General and administration expenses	3,173	4,595	(1,422)	10,262	6,261	4,001
Interest expense	909	—	909	1,997	—	1,997
Directors' fees and expenses	115	115	—	369	230	139
Deferred offering costs amortization	—	495	(495)	825	661	164
Organization costs	—	—	—	—	3,333	(3,333)
Total operating expenses	$25,022	$7,843	$17,179	$54,042	$14,612	$39,430
Less: Expenses reimbursed by Manager	—	(3,906)	3,906	(2,377)	(8,640)	6,263
Add: Expenses recouped by Manager	776	—	776	816	—	816
Less: Management fee and expense credits	(6,834)	(339)	(6,495)	(17,251)	(339)	(16,912)
Net operating expenses	$18,964	$3,598	$15,366	$35,230	$5,633	$29,597
Net investment income (loss)	$(4,256)	$4,286	$(8,542)	$(5,968)	$2,935	$(8,903)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	729	—	729	(955)	—	(955)
Foreign currency forward contracts	(65,339)	—	(65,339)	(65,602)	—	(65,602)
Total net realized gain (loss)	(64,610)	—	(64,610)	(66,557)	—	(66,557)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	80,972	4,893	76,079	157,960	23,885	134,075
Foreign currency	104	—	104	104	—	104
Foreign currency translation	92,471	(13,281)	105,752	73,768	(849)	74,617
Foreign currency forward contracts	(6,809)	13,777	(20,586)	13,625	6,270	7,355
Total net change in unrealized appreciation (depreciation) before income taxes	166,738	5,389	161,349	245,457	29,306	216,151
Provision for (benefit from) income taxes	564	—	564	1,492	—	1,492
Total net change in unrealized appreciation (depreciation) after income taxes	166,174	5,389	160,785	243,965	29,306	214,659

Net increase in net assets resulting from operations	$97,308	$9,675	$87,633	$171,440	$32,241	$139,199

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

Dividend and other income increased $6,824 and $20,694 for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional dividend and other income in the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

Expenses

Total operating expenses increased $17,179 and $39,430 for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional operating expenses in the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

As of September 30, 2024, the Manager agreed to reimburse operating expenses of $2,377 incurred by the Company for the nine months ended September 30, 2024, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. For the three months ended September 30, 2024, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement. Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager, dated as of September 25, 2023 (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

The Performance Participation Allocation increased $12,710 and $22,133 for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the Company accrued $13,991 and $24,728 of a Performance Participation Allocation, respectively. For the three and nine months ended September 30, 2023, the Company accrued $1,281 and $2,595 of a Performance Participation Allocation, respectively.

For the three and nine months ended September 30, 2024, the Manager earned $6,834 and $15,861 in gross Management Fees, respectively. For the three and nine months ended September 30, 2024, the Company offset Management Fees and certain operating expenses of $6,834 and $17,251, respectively. For the three and nine months ended September 30, 2023, the Manager earned $1,357 and $1,532 in Management Fees, respectively. For both the three and nine months ended September 30, 2023, the Company offset Management Fees and certain operating expenses of $339.

Going forward, we expect our primary expenses to be the payment of the Management Fee, as well as Performance Participation Allocation to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment loss increased $8,542 and $8,903 for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, net investment loss was $4,256 and $5,968, respectively. For the three and nine months ended September 30, 2023, net investment income was $4,286 and $2,935, respectively. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

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

For the three and nine months ended September 30, 2024, we recorded a $729 and $(955) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. We did not record a realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2024, we recorded a $65,339 and $65,602 realized loss on the settlement of foreign currency forward contracts, respectively. We did not record a realized gain (loss) on the settlement of foreign currency forward contracts for the three and nine months ended September 30, 2023.

We recorded a net change in unrealized appreciation before income taxes of $166,738 and $245,457 for the three and nine months ended September 30, 2024, respectively. This net change in unrealized appreciation before income taxes for the three and nine months ended September 30, 2024 includes unrealized appreciation on investments of $80,972 and $157,960 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation on foreign currency of $104 related to the change in value based upon changes in foreign currency exchange rates; unrealized appreciation on foreign currency translation of $92,471 and $73,768 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $(6,809) and $13,625, respectively.

We recorded a net change in unrealized appreciation before income taxes of $5,389 and $29,306 for the three and nine months ended September 30, 2023, respectively. This net change in unrealized appreciation before income taxes for the three and nine months ended September 30, 2023 includes unrealized appreciation on investments of $4,893 and $23,885 related to the change in value of Infrastructure Assets, respectively; unrealized depreciation on foreign currency translation of $13,281 and $849 related to the change in value based upon changes in foreign currency exchange rates respectively; and unrealized appreciation on foreign currency forward contracts of $13,777 and $6,270, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $166,174 and $243,965 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the total net change in unrealized appreciation includes a provision for income taxes of $564 and $1,492 on the holdings of certain equity investments in taxable subsidiaries, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $5,389 and $29,306 for the three and nine months ended September 30, 2023. We did not record a provision for (benefit from) income taxes for the three and nine months ended September 30, 2023.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2024, we recorded a net increase in net assets resulting from operations of $97,308 and $171,440, respectively. The increase in net assets primarily relates to unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency translation, partially offset by realized losses on the settlement of foreign currency forward contracts and unrealized losses related to foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2024
Investments at fair value (cost of $2,506,587)	$2,826,612
Cash and cash equivalents	291,591
Foreign currencies at fair value (cost of $4,459)	4,563
Other assets	11,017
Other liabilities	(363,544)
Accrued performance participation allocation	(33,038)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(2,275)
Transactional Net Asset Value	$2,734,926
Number of outstanding shares	96,824,157

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. As of September 30, 2024, we have accrued under GAAP $101,308 of shareholder servicing fees and distribution fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

Effective January 1, 2025, the Company will update its Transactional Net Asset Value calculation methodology such that the Company may exclude from the calculation of Transactional Net Asset Value as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets).

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2024:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$244,448	$299,355	$1,320,040	$21,411	$825,633	$22,413	$1	$1,623	$1	$1	$2,734,926
Number of outstanding shares	8,652,114	10,587,646	46,754,980	758,156	29,221,814	793,618	40	55,709	40	40	96,824,157
Transactional Net Asset Value per Share as of September 30, 2024	$28.25	$28.27	$28.23	$28.24	$28.25	$28.24	$29.14	$29.14	$30.55	$30.55

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of September 30, 2024:

September 30, 2024
GAAP Net Asset Value	$2,635,893
Adjustment:
Accrued shareholder servicing fees and distribution fees	99,033
Transactional Net Asset Value	$2,734,926

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of September 30, 2024:

Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	5.8%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.4%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	90.3%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	8.3%	0.0% - 100.0%

Market comparables	Enterprise Value / Forward EBITDA Multiple	11.0x	11.0x - 11.0x

Discounted cash flow	Weighted Average Cost of Capital	9.6%	6.4% - 15.1%
	Enterprise Value / LTM EBITDA Exit Multiple	14.5x	7.0x - 23.0x

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

Input	Hypothetical Change	Infrastructure Asset Values as of September 30, 2024
Weighted Average Cost of Capital	0.25% decrease	+2.68%
	0.25% increase	-2.63%

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

As of September 30, 2024, total unrealized appreciation (depreciation) on foreign currency forward contracts of $— and $(5,238) was recorded in the Consolidated Statements of Assets and Liabilities as an asset and liability, respectively. For the three and nine months ended September 30, 2024, the net realized loss on foreign currency forward contracts was $65,339 and $65,602, respectively. For the three and nine months ended September 30, 2024, the change in net unrealized appreciation (depreciation) on foreign currency forward contracts was $(6,809) and $13,625, respectively.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for each of the three and nine months ended September 30, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	0.2900	0.2316	0.2317	0.2728	0.2900	0.2728	—	0.2900	0.2900
September 30, 2024	0.3000	0.2401	0.2402	0.2824	0.3000	0.2824	—	0.3000	0.3000
Total	$0.8700	$0.4717	$0.6940	$0.8182	$0.8700	$0.8182	$0.2220	$0.8700	$0.8700

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

The following table summarizes the Shares repurchased during the nine months ended September 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	27.17	41,794	1,136	51	1,085
Class R Shares	27.19	19,357	526	26	500
Shares repurchased on August 5, 2024:
Class U Shares	27.48	37,579	1,033	52	981
Class R Shares	27.50	1,000	27	1	26
Total		113,434	$3,091	$148	$2,943

Liquidity and Capital Resources

As of September 30, 2024, the Company had $291,591 and $4,563 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, certain indirect subsidiaries of the Company (the “Borrowers”) have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $400,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default. As of September 30, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of September 30, 2024, the Line of Credit Borrowers had an outstanding balance of $249,128 under the Line of Credit.

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

Our primary use of cash will be for acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement), the cost of operations (including the Management Fee and Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2024:

	Nine Months Ended September 30,
Cash flows from:	2024	2023	Change
Operating activities	$(1,263,629)	$(5,229)	$(1,258,400)
Financing activities	1,281,366	307,294	974,072
Net increase in cash and cash equivalents	$17,737	$302,065	$(284,328)

Cash used in operating activities

Our net cash flow used in operating activities was $1,263,629 for the nine months ended September 30, 2024, which was primarily comprised of the usage of $1,290,124 of cash for the acquisition of Infrastructure Assets during the nine months ended September 30, 2024.

Cash provided by financing activities

Our net cash flow provided by financing activities was $1,281,366 for the nine months ended September 30, 2024, which was primarily comprised of $1,380,795 of proceeds from the issuance of Shares pursuant to our Private Offering, partially offset by a $70,000 repayment of borrowings under the line of credit.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder servicing fees and distribution fees entail uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2024, the Company has accrued $101,308 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2024 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations

See “Note 9. Commitments and Contingencies,” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2024, are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of September 30, 2024, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $278,161, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of September 30, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $47,975, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. As of September 30, 2024, the Line of Credit Borrowers had an outstanding balance of $249,128 under the Line of Credit. The Line of Credit Borrowers and Lender agreed to a 0.00% per annum interest rate on all borrowings outstanding under the Line of Credit as of September 30, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024 (2)	38,579	$27.48	38,579	—
September 1, 2024 to September 30, 2024	—	$—	—	—
Total	38,579	$27.48	38,579	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

(2) The Shares listed above were repurchased on August 5, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended September 30, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 8, 2024)

10.1	Facility Upsize and Lender Joinder Agreement, dated September 30, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and ING Capital LLC, as an additional lender

10.2	Facility Upsize and Lender Joinder Agreement, dated October 9, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Lloyds Bank Corporate Markets PLC, as an additional lender

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Jeffrey B. Van Horn
Date: November 13, 2024	Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)