Form 10-K
period 2024-12-31
KKR Infrastructure Conglomerate LLC
filed 2025-03-13
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of February 28, 2025, the registrant had 21,948,059 Class I Shares, 27,498,316 Class S Shares, 47,268,662 Class U Shares, 773,105 Class R-D Shares, 29,556,674 Class R Shares, 1,242,841 Class D Shares, 40 Class E Shares, 1,193,936 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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

Risks Related to Our Business
•We face heightened risks unique to the nature of our Infrastructure Assets;
•Geopolitical developments outside of our control can materially and adversely impact us;
•We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations including our ability to make distributions;
•We or our Infrastructure Assets may need to incur financial leverage, resulting in additional risks;
•The operation, maintenance and additional capital requirements of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under the control of the Company;
•Infrastructure Assets may experience supply chair disruptions that could adversely impact us;
•Technological changes could affect the profitability of Infrastructure Assets that rely on existing technology;
•We face additional risks if we participate in contractual arrangements relating to aircraft leasing;
•Our Infrastructure Assets may rely on third-party managers which may fail to perform their duties adequately;
•We may be adversely impacted by a downgrade to the U.S. credit rating;
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
•We may experience trade errors and operational risks may disrupt our businesses;
•Anti-corruption and trade sanctions laws and restrictions on foreign direct investment may disrupt our business;
•Focus by stakeholders on matters related to sustainability may adversely affect our business;
•Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict; and
•Conflicts between KKR or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.

Risks Related to Our Infrastructure Assets and Industry Focus
•We may enter into Joint Ventures with third parties to acquire Infrastructure Assets, or may acquire Infrastructure Assets through secondary transactions with existing holders of interests in Infrastructure Assets or comingled funds, which could result in shared decision-making authority, certain conflicts of interest and/or increased costs;
•We have acquired, and may in the future acquire, Infrastructure Assets with specific additional risks, including those related to: the renewable energy industry; exposure to interest rate risk; operations outside of more developed economies;companies heavily dependent on new technologies, patents, trademarks and other intellectual property; and companies involved in the technology or communications industries;
•Our business may be adversely affected by volatility in commodity prices;
•Fluctuations in currency values could adversely affect the U.S. dollar value revenue streams received by us and the amount of distributions, if any, to be made by us;
•Geographical concentration of the Company’s Infrastructure Assets may make the assets more susceptible to changing conditions of particular geographic regions;
•We may acquire preferred and/or structured equity securities and pursue credit and debt strategies, which may materially and adversely impact our liquidity; and
•We may be materially and adversely impacted if one or more of our Infrastructure Assets enter into bankruptcy.

Risks Related to Our Structure
•We will depend on the Manager and KKR to achieve our business objectives and we will rely on Infrastructure Assets’ management teams to implement any agreed-upon business plans;

•Various conflicts of interest with KKR could result in decisions that are not in the best interests of our Shareholders;
•We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act;
•Extensive regulation of the Manager’s business may impede its ability to manage our Infrastructure Assets;
•Our LLC Agreement eliminates certain fiduciary duties of our Board and includes a jury trial waiver and exclusive forum provision, all of which could limit available Shareholder remedies;
•KKR, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders;
•Approvals by regulatory agencies could result in restrictions on our acquisitions and joint ventures;
•We could become subject to Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability; and
•Failure to comply with Data Protection and Privacy Laws and cybersecurity risks could result in costly interruptions in our business and reputational damage.

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

Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity
•We may hold corporate bonds, and we may invest in loans, convertible securities, and securitization vehicles or other special purpose entities, including commercial mortgage-backed securities and residential mortgage-backed securities, which may involve additional risk.

Risks Related to Taxation
•If the Company (including certain of its operating subsidiaries) were to be treated as a corporation for U.S. federal income tax purposes as a result of the application of the publicly traded partnership rules, being required to register under the Investment Company Act or otherwise, the Company would be liable for corporate income tax and the value of our Shares might be adversely affected;
•Changes in tax laws and the “qualifying income” exception under the “publicly traded partnership” provisions may have an adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes; and
•    Tax-exempt organizations and non-U.S. persons may face adverse U.S. tax consequences from owning Shares if the Company generates unrelated business taxable income or income effectively connected with a U.S. trade or business.

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

We have been established by KKR to own and control joint ventures (“Joint Ventures”) that, directly or indirectly, own majority and/or primarily controlling stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We acquire, own and control Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from the continuous offering of our securities and distributions from Infrastructure Assets and by opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined below) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over Infrastructure Assets and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned holding companies formed to acquire, own and control Infrastructure Assets (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of Infrastructure Assets we acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying Infrastructure Asset. The Company and the applicable KKR Vehicle will hold the interests in each Infrastructure Asset as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single Infrastructure Asset. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.

We expect that, in the ordinary course, our acquisitions of Infrastructure Assets, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the Organisation For Economic Co-operation and Development (“OECD”)). Additionally, we expect that approximately 15%

of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. We intend to continue to operate our business in a manner so that we are not an investment company under the Investment Company Act.

We have a board of directors (the “Board”) whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our Fifth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Board consists of six directors, half of whom are independent. The Board oversees the management of the Company and the performance of the Manager. See “Item 10. Directors, Executive Officers and Corporate Governance.” Actual or potential conflicts of interest will arise from time to time between the Company, KKR and the KKR Vehicles. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our independent directors have approved protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of our audit committee (the “Audit Committee”). Our Executive Committee and Company management team is composed of Company officers as well as employees of KKR who are assigned or seconded to the Company. Our executive committee (the “Executive Committee”), as described below under “Item 10. Directors, Executive Officers and Corporate Governance —Committees— Executive Committee,” is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. We currently offer three classes of Shares to investors: Class S Shares, Class D Shares and Class I Shares. Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (together with the Class S Shares, Class D Shares and Class I Shares, the “Investor Shares,” and the Investor Shares together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) are no longer available for purchase as of June 1, 2024. We may offer additional classes of Investor Shares in the future.

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

The Manager

We are managed by the Manager, a wholly owned subsidiary of KKR and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager manages the Company pursuant to the terms of the Management Agreement and supports the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for Shareholders. KKR was established in 1976, pioneered the leveraged buyout industry and has remained one of the world’s largest and most successful investment firms through the past four decades of economic cycles and market changes. KKR is a leading global investment firm that manages multiple alternative asset classes, including infrastructure, private equity, energy, real estate and credit.

In 2008, KKR established a dedicated infrastructure team and strategy focused on infrastructure acquisition opportunities located in member countries of the Organisation For Economic Co-operation and Development (“OECD”). KKR has dedicated considerable time and resources to building what we view as a best-in-class infrastructure platform comprising a team of investment executives and operating executives dedicated to infrastructure (the “KKR Infrastructure Team”), which reflects KKR’s deep, long-term commitment to the infrastructure asset class. The KKR Infrastructure Team, led by Raj Agrawal, has dedicated investment executives located in offices around the world.

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

The Manager may delegate certain of the portfolio management function for the Liquidity Portfolio to KKR Credit Advisors (US) LLC and KKR Credit Advisors (Ireland) Unlimited Company (the “Liquidity Managers”), each of which is an affiliate of the Manager. The Executive Committee has the ability to determine the portion of our assets that will be managed by each Liquidity Manager, but does not have investment-level discretion for the portion managed by each Liquidity Manager.

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

In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any KKR Shares within 30 days of the effective date of termination at a price per Share equal to net asset value (“NAV”) per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate Infrastructure Assets at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other Shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and KKR to achieve our business objectives.”

Acquisition Strategies

We seek to generate attractive risk-adjusted returns consisting of both current income and capital appreciation by owning and controlling Infrastructure Assets diversified by sector, industry and geography. In the ordinary course, we expect 85% of our assets to consist of our Infrastructure Assets. Our business strategy is to own and control Joint Ventures that hold Infrastructure Assets for the long term. We may exit Infrastructure Assets opportunistically, and in such cases will seek to redeploy capital into and/or to manage securities, properties and other assets as our business develops. We expect to acquire the majority of our assets, when measured by value, through Joint Ventures. We typically control our Joint Ventures as a general partner of the vehicle. Each Joint Venture will generally acquire exposure to a single Infrastructure Asset (which may be a group of related entities) that the Joint Venture will control following the close of the acquisition. We enter in these types of Joint Ventures with a long term, hands-on operational perspective in mind. In limited circumstances, the Company may also acquire an Infrastructure Asset through an investment in a vehicle that we do not control (such as investing into an acquisition vehicle as a limited partner rather than as a general partner). We may also form a Joint Venture with respect to an existing Infrastructure Asset of a KKR Vehicle. We seek to participate in Joint Ventures that acquire businesses across the spectrum in terms of size and stage of maturity and around the world through a thematic approach. These themes come from KKR’s industry teams and macro team—creating a top down and bottom up approach.

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

We may also opportunistically acquire a limited amount of indirect exposure to multiple Infrastructure Assets by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and certain “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as credit and debt strategies. While none of these approaches are] principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders. To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.

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

•Global Climate: In 2023, KKR launched a Global Climate strategy (the “Global Climate Strategy”) with a flexible mandate to pursue opportunities around the globe with a focus on emission-heavy industrialized countries. The Global Climate Strategy is currently comprised of KKR Global Climate Fund (USD) SCSp (together with its parallel vehicles and alternative vehicles, the “Global Climate Fund”), which seeks to build on our infrastructure expertise and deep operational capabilities to deliver the net-zero transition across the physical economy. The Global Climate Fund seeks to invest behind businesses that enable decarbonization as well as carbon-intensive businesses that can be transformed through an energy transition.

KKR has an extensive resource platform that supports the daily activities of the KKR Infrastructure Team. This platform has a broad spectrum of capabilities spanning operational, financial-, macro- and stakeholder-related areas. These capabilities are outlined below.

•KKR Capstone (“KKR Capstone”): The KKR Infrastructure Team works closely with KKR Capstone, which is an affiliate of the Manager and a team of global operational professionals that has been an integral part of portfolio operations at KKR since the early 2000s. KKR Capstone partners with the KKR Infrastructure Team and management teams of Infrastructure Assets to help define strategic priorities for and drive operational improvement in Infrastructure Assets. The KKR Capstone team is comprised of experienced professionals with extensive general management and functional expertise, whose typical background is that of former general managers, operating executives and management consultants. References to “Capstone Executives,” operating executives, operating experts, or operating consultants are to such employees of KKR Capstone.

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

•KKR Credit: Over the last 15 years, KKR has built out a base of investment executives beyond its traditional private equity teams. In 2004, KKR formed KKR Credit (“KKR Credit”), which is divided between Leveraged Credit and Private Credit. KKR Credit will be involved in managing the KKR Vehicles.

•Global Public Affairs: Since 2008, KKR has had dedicated public affairs professionals who have helped expand our engagement with stakeholders. This includes over 30 professionals globally who have extensive experience in media, government and regulatory affairs, sustainability, as well as experience working with labor unions, industry and trade associations and non-governmental organizations. As such, KKR’s public affairs professionals are a dedicated resource to enable KKR to better evaluate regulatory trends that impact the development of investment theses of Infrastructure Assets and assist management teams of Infrastructure Assets in engaging on sustainability issues, both from a risk and increasingly from an opportunity perspective. These professionals further help KKR to more effectively manage communications with its investors and relationships with all of the stakeholders in Infrastructure Assets.

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

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from Shareholders, and otherwise to provide the Company and its subsidiaries with temporary liquidity. Certain indirect subsidiaries of the Company (the “Borrowers”) entered into a revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $400 million, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment up to $1.0 billion in the aggregate. The Revolving Credit Agreement matures on April 2, 2027 and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors. For more information on the Revolving Credit Agreement, see “Note 7. Credit Facility” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Revolving Credit Agreement.]”

In addition, certain wholly-owned subsidiaries of the Company have entered into an unsecured line of credit (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350.0 million with a KKR affiliate for such purpose. KKR or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under the Line of Credit. For more information on the Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.”

Our Revolving Credit Agreement contains and any future credit facilities that we enter into may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require us to maintain a minimum asset coverage ratio and a minimum liquidity coverage ratio. In connection with our Revolving Credit Agreement and any future credit facilities, we have been and may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders under our Revolving Credit Agreement and future credit facilities we may enter into may have the ability to foreclose on such assets in the event of a default under such agreement or credit facilities pursuant to agreements among the Company or its subsidiaries, our custodian and such lenders. We expect that any future credit facilities we may enter into would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any future credit facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, the Revolving Credit Agreement and, if entered into, future credit facilities may in the future be replaced or refinanced by one or more credit facilities having substantially different terms or by the issuance of debt securities.

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

Cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (as amended, the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available transactional net asset value per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-D Shares, and Class R-S Shares, including those purchased under the DRIP, will be subject to applicable ongoing distribution and/or shareholder servicing fees.

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

Pursuant to the DRIP, if a Shareholder requests that the Company repurchase all of the Shareholder’s Shares pursuant to the Company’s share repurchase plan, such Shareholder’s participation in the DRIP shall be deemed terminated effective upon the Company’s receipt of such request, regardless of whether or not the Company accepts all such Shares for repurchase pursuant to the share repurchase plan, provided, that, if such Shareholder subsequently withdraws its request prior to the applicable deadline therefor under the share repurchase plan, such Shareholder may participate in the DRIP by notifying the Company and the plan administrator of the DRIP at least three days prior to the record date of a distribution from the Company.

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

Repurchase Limitations

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares and Class F Shares under our share repurchase plan will be limited to no more than 5.0% of our aggregate NAV attributable to such classes of Shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

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

Tender Offer for Excess Shares

To the extent that in any quarter the number of Shares requested to be repurchased under our share repurchase plan is in excess of the applicable quarterly limit, following the settlement of the plan repurchases, the Board (on the recommendation of the Manager and the Repurchase Committee (see “Item 10. Directors, Executive Officers and Corporate Governance—Committees—Repurchase Committee”)) may determine to conduct a tender offer for additional Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares, Class R Shares and Class F Shares that were requested to be repurchased (collectively, “Excess Shares”) at a price approved by the Board, which would be at or about a 10% discount to the most recent NAV available prior to the commencement of the tender offer. For any such tender offer, the number of Excess Shares, if any, that the Manager and Repurchase Committee determine to recommend that the Company offer to purchase will depend on several factors, including the amount of subscriptions received by the Company, the Company’s financial condition and liquidity at such time, the presence of adverse macroeconomic conditions and whether conducting a tender offer for Excess Shares would impose an undue burden on Shareholders who do not tender. Regardless of the recommendation of the Manager, the Board may, or may determine not to, on the recommendation of the Repurchase Committee, cause us to conduct such a tender offer for any given quarter. Any such tender offer would be open to all Shareholders regardless of repurchase requests. In addition, it is anticipated that the conditions of any tender offer would include similar criteria to those set forth above for repurchases under our share repurchase plan and that are outside of the control of the Company. There may be quarters in which we do not make a tender offer, and it is possible that we will not conduct any tender offers at all for an extended period, or at all.

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

Any Early Repurchase Fee will inure to the benefit of the Company. The Company may, from time to time, waive the Early Repurchase Fee in the case of repurchases resulting from death, qualifying disability or divorce. The Early Repurchase Fee will not apply to Investor Shares issued pursuant to the DRIP.

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

Shares will be repurchased at a price equal to the transaction price of the applicable class of Shares being repurchased on the date of such repurchase, which will be equal to the Company’s most recently published Transactional NAV per Share for the applicable class of Shares unless otherwise determined by the Board, on the recommendation of the Repurchase Committee. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load that was charged in connection with the Shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Board in its sole discretion.

Emerging Growth Company

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of the first sale of common equity securities of pursuant to an effective registration statement under the Securities Act of 1933, as amended, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

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

Employees

We did not have any employees as of December 31, 2024. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.

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

As of December 31, 2024, we offered three classes of Investor Shares: Class S Shares, Class D Shares and Class I Shares. We may offer additional classes of Investor Shares in the future.

Shares will be offered on a monthly basis at the applicable Transactional NAV (as defined below) per Share (measured as of the end of the immediately preceding month). Class S Shares are subject to a maximum sales load of up to 3.00% of the offering price and may be subject to a dealer-manager fee of 0.50% of the offering price. A participating broker-dealer may also forgo a sales load for Class S Shares in lieu of a brokerage commission. Certain participating broker-dealers may offer Class S Shares subject to a dealer-manager fee of up to 1.50%, provided that the sum of the sales load and dealer-manager fee will not exceed 3.50% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares have equal rights and privileges with each other, except that (i) Class I Shares, Class R-D Shares, Class R Shares, Class D Shares and Class U Shares do not incur a sales load or dealer-manager fees, (ii) we do not pay any Servicing Fee or Distribution Fee with respect to Class I Shares or Class R Shares, (iii) we do not pay any distribution fees with respect to Class R-D Shares or Class D Shares, and (iv) Class R-D Shares, Class R-S Shares, Class R Shares and Class U Shares are subject to a lower Management Fee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses” for information on the Servicing Fee and the Distribution Fee. However, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares, Class R-D Shares or Class R Shares to their selling agents. Class R-D Shares, Class U Shares and Class R Shares were available for purchase only during the 12-month period following June 1, 2023 (the “Initial Offering”). Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.

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

Net Asset Value

Calculation of NAV

The Manager determines the NAV of our Shares monthly. The Manager prepares valuations with respect to each of our assets in accordance with its valuation policies and procedures approved and regularly reviewed by the Board. The Administrator uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of the Company’s Shares is determined by dividing the total assets of the Company (including the value of Infrastructure Assets, plus cash, interest and distributions accrued but not yet received and other assets) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances and repurchases of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares repurchased pursuant to our share repurchase plan are deemed to have been repurchased on the last calendar day of the month immediately preceding the repurchase date). NAV per Share for each class is calculated by dividing the NAV for that class by the total number of outstanding Shares of that class on the reporting date.

Effective January 1, 2025, the Company updated its transactional net asset value (“Transactional NAV”) calculation methodology such that the Company may exclude from the calculation of Transactional NAV as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets).

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

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions, or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

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

Available Information

We will file our annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We provide a link on our website to the SEC’s website (www.sec.gov) to access free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. As noted above, the SEC also maintains a website (www.sec.gov) that contains such information. Our website at www.kinfra.com will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website at www.kinfra.com.

Item 1A.    Risk Factors

Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the Transactional NAV of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.

Risks Related to Our Business

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

Finally, a pandemic, epidemic or other public health crisis, such as those caused by new strains of viruses, may occur from time to time, which could adversely impact the Company, KKR, our Joint Ventures and our Infrastructure Assets. It is impossible to predict with certainty the possible future business and economic ramifications arising from any public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our Infrastructure Assets and our financial results, (iii) our and our Infrastructure Assets’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing Infrastructure Assets, (vi) the ability of us or our Infrastructure Assets to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our Infrastructure Assets, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

Moreover, a change in global equity prices or in market volatility may impact the value of our Infrastructure Assets and our profitability as well as our ability to realize gains and the receptiveness of investors to our Shares. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment grade credit markets, may adversely impact our financial results, the valuation of our Infrastructure Assets, the income that we recognize and our ability to deploy our capital. For our Infrastructure Assets that are publicly listed and thus have readily observable market prices, global equity market price declines may have a direct impact on valuation. For other Infrastructure Assets, these markets may have an indirect materially adverse impact on our valuations to the extent we utilize market multiples as a critical input to ascertain fair value of our Infrastructure Assets that do not have readily observable market prices.

The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Annual Report on Form 10-K.

Geopolitical developments and other local and global events outside of our control can materially and adversely impact us.

Geopolitical developments and other local and global events outside of our control, including trade conflict, sanctions (reciprocal or unilateral), restrictions on foreign direct investment, trade barriers, civil unrest, national and international security events (including the outbreak of war, terrorist acts or other hostilities), can materially and adversely impact our ability to conduct our business and the business of our Infrastructure Assets. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine and unrest in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to global threats, including climate change. Our acquisition strategies target opportunities globally, and political instability and extremism, conflict, and civil unrest in any region where we have material business operations or Infrastructure Assets may have a material adverse effect on us.

Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our business. In addition, intensifying rivalries and conflicts in the Asia-Pacific, Middle East, Europe and globally have created new complexities in the international business environment, including through the imposition of sanctions, national security-motivated regulatory changes, and protectionist policies by certain countries. Occurrence of war or hostilities involving a country in which we have Infrastructure Assets, investors, or otherwise could adversely affect our business.

We may have Infrastructure Assets in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our Infrastructure Assets may have through other interconnectivities, including supply chains, commodity prices and general macroeconomic exposure. The value of our Infrastructure Assets can be materially impacted by tariffs, export controls, sanctions, or other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of investment, goods, or data, which have the potential to increase costs, decrease margins and reduce the competitiveness of Infrastructure Assets and adversely affect the revenues and profitability of our Infrastructure Assets, including as a result of the potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union, and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our Infrastructure Assets.

Further, the occurrence of war or hostilities involving a country in which we have Infrastructure Assets or have other interconnectivity could adversely affect the performance of these Infrastructure Assets. Ongoing international conflicts continue to present risks to our business.

Beginning in February 2022, the United States, the United Kingdom, the European Union, and other countries significantly expanded or began imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. The conflict and related sanctions and trade restrictions imposed on Russia have significantly exacerbated regional and global economic and political instability, including with respect to oil and gas prices. Additionally, the conflict in the Middle East since October 2023 continues to threaten to destabilize the wider region. We and our Infrastructure Assets will be required to comply with these and potentially additional sanctions and trade restrictions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our Infrastructure Assets’ businesses and prospects are currently unknown and may become significant.

It is not possible to predict the broader or longer-term consequences of geopolitical risks. These conflicts and events could produce adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets, with the potential to impact the revenues and profitability of us and our Infrastructure Assets.

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

These liquidity requirements may be significant. We have significant unfunded commitments to our Infrastructure Assets. Our commitments to our Infrastructure Assets may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors. Relatedly, we have entered into the Revolving Credit Agreement with unaffiliated lenders and the Line of Credit with KKR Alternative Assets LLC, an affiliate of KKR. As the lender under the Line of Credit, KKR Alternative Assets LLC may terminate the Line of Credit with respect to any borrower(s) at any time upon delivery of written notice to such borrower(s). Such result could adversely impact our liquidity and our acquisition opportunities. For additional information on the details of this Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.” For additional information on our unfunded commitments to our Infrastructure Assets, see “Note 9. Commitments and Contingencies” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

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

The Company’s ability to own and control Infrastructure Assets in many cases will depend on the availability and terms of any borrowings that are required or desirable with respect to such Infrastructure Assets. For example, from time to time the market for transactions of the type targeted by the Company has been adversely affected by a decrease in the availability of senior or subordinated financings for transactions. A decrease in the availability of financing (or an increase in the interest cost) for leveraged transactions, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, would impair the Company’s ability to consummate these transactions and would adversely affect the Company’s returns.

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

Through certain wholly owned subsidiaries, the Company has entered into the Revolving Credit Agreement with unaffiliated lenders and the Line of Credit with a KKR affiliate. In addition to the Revolving Credit Agreement and the Line of Credit, the Company’s subsidiaries and affiliates may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any Infrastructure Asset, co-investment vehicles and KKR Vehicles, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire any Infrastructure Assets and refinance its existing Infrastructure Assets and to increase deployment capacity or pay fees and expenses. The Company may, in the sole discretion of the Manager, also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular Infrastructure Asset. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the asset level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the Infrastructure Assets purchased or carried. The Company may, either directly or through another entity, also use loans or other indebtedness to finance certain acquisitions of indebtedness or equity in an Infrastructure Asset, which loans or other indebtedness may not be indebtedness of the Company. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, Infrastructure Asset performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of an Infrastructure Asset to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Infrastructure Asset. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire investment in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from Infrastructure Assets is used to make interest and principal payments on such borrowings, Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its Infrastructure Assets.

The Company's entry into such other lines of credit or other credit facilit(ies) may also result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional Infrastructure Asset level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s Infrastructure Assets would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.

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

The operation, maintenance and additional capital requirements of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under the control of the Company.

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

Certain of Infrastructure Assets, especially those in a development or “platform” phase, can require additional financing to satisfy their working capital requirements or acquisition strategies. The amount of such additional financing will depend upon the maturity and objectives of the particular Infrastructure Asset. Each such round of financing (whether from the Company or other financing providers) is typically intended to provide an Infrastructure Asset with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, such Infrastructure Asset might have to raise additional capital at a price unfavorable to the existing holders of the Infrastructure Asset, including the Company. In addition, the Company has contributed, and may in the future contribute, additional capital or exercise warrants, options or convertible securities that were acquired in the initial acquisition of such Infrastructure Asset in order to preserve the Company’s proportionate ownership when a subsequent financing is planned, or to protect the Company when such Infrastructure Asset’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Assets. There can be no assurance that the Infrastructure Assets will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source.

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

Supply chains could be further disrupted in the future by factors outside of the Manager’s or the Company’s control. This could include (1) a reduction in the supply or availability of the commodities required to produce the parts and components that an Infrastructure Asset needs to maintain existing projects and develop new projects from its development pipeline, (2) potential effects of a global pandemic, (3) the potential physical effects of climate change, such as increased frequency and severity of storms, precipitation, floods and other climatic events and their impact on transportation networks and manufacturing centers, and (4) economic sanctions or embargoes, including those relating to human rights concerns in jurisdictions that produce key materials, components or parts.

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

The management of the business or operations of certain of our Infrastructure Assets has been and may in the future be contracted to a third-party manager or operator unaffiliated with the manager. The selection of a manager or operator is inherently based on subjective criteria, making the true performance and abilities of a particular manager or operator difficult to assess. Further, there are a limited number of management companies and operators with the expertise necessary to maintain and operate infrastructure and infrastructure-related projects successfully. Although it would be possible to replace any such operator, the failure of such an operator to perform its duties adequately or to act in ways that are in the Infrastructure Asset’s best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the Infrastructure Asset’s financial condition or results of operations. A third-party manager could suffer a business failure, become bankrupt, or engage in activities that compete with an Infrastructure Asset. These and other risks, including the deterioration of the business relationship between the Company and the third-party manager, could have an adverse effect on an Infrastructure Asset. Should a third-party manager fail to perform its functions satisfactorily, it might be necessary to find a replacement operator, which could require the approval of a government or Regulatory Agency that has granted a concession with respect to the relevant Infrastructure Asset. It might not be possible to replace an operator in such circumstances, or do so on a timely basis, or on terms that are favorable to the Company.

We may be adversely impacted by a downgrade to the U.S. credit rating.

Financial services companies, including certain credit rating agencies, have in the past and may in the future lower their long-term sovereign credit rating on the United States. Any such downgrade could have a material adverse impact on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the Company’s financial condition and liquidity, including as a result of increased interest rates, which may have an adverse impact on the cost of our borrowing costs and the valuations of our Infrastructure Assets, and increased volatility in the global financial markets. The ultimate impacts on global markets and the Company’s business, financial condition and liquidity are unpredictable and may not be immediately apparent.

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

Infrastructure Assets could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, hurricanes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, toll rates, social instability and competition from other forms of infrastructure). Some force majeure events could adversely affect the ability of a party (including an Infrastructure Asset or a counterparty to the Company or an Infrastructure Asset) to perform its obligations until it is able to remedy the force majeure event. In addition, forced events, such as the cessation of machinery (e.g., turbines) for repair or upgrade, could similarly lead to the unavailability of essential machinery and technologies. These risks could, among other effects, adversely impact the cash flows available from an Infrastructure Asset or other issuer, cause personal injury or loss of life, damage property, or instigate disruption of service. In addition, the cost to an Infrastructure Asset or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure might have a permanent adverse effect on an Infrastructure Asset. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries where the Company holds Infrastructure Assets. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more Infrastructure Assets or its assets, could result in a loss to the

Company, including if its ownership stake in such Infrastructure Asset is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). Any of the foregoing could therefore adversely affect the performance of the Company and its Joint Ventures.

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
While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when we have insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by us. Various regulators have proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See “—Risks Related to Our Business—Extensive regulation of the Manager’s business may impede its ability to effectively manage our Infrastructure Assets, which could materially and adversely affect our business.” Although the Company might benefit from the use of hedging transactions, changes in currency exchange rates or other factors could result in a poorer overall performance for the Company compared to what the Company’s performance would have been if it had not entered into hedging transactions.

Ongoing changes to the regulation of the derivatives markets and potential changes in the regulation of funds using derivative instruments could limit the Company’s ability to pursue its strategies. New regulation of derivatives may make them more costly, or may otherwise adversely affect their liquidity, value or performance.

We may experience trade errors.

A trade error is generally defined as an error in the placement, execution, or settlement of a trade for a client, whether by an agent of the Company or its subsidiaries, a member of the KKR Group or a third party. Trade errors are evaluated on a case-by-case basis. Trade errors might include, for example, failure to recognize the existence of one or more financial instruments held by the Company (resulting in, among other things, duplicative transactions that have an unintended economic effect on the Company), keystroke errors that occur when entering trades into an electronic system, typographical or drafting errors related to derivatives contracts or similar or other agreements or other errors that the KKR Group, in its discretion, designates as a trade error.

Shareholders should assume that trade errors will occur; however, the KKR Group, the Company, the Manager and their respective affiliates will generally not be responsible for any losses resulting from any trade errors made by the KKR Group or a third party in respect of acquisitions made by the Company or any other KKR Vehicle as a result of ordinary negligence, except to the extent such parties are liable pursuant to the governing documents of the Company or such other KKR Vehicle.

From time to time, the KKR Group could elect to voluntarily reimburse the Company for losses suffered as a result of certain trade errors. However, Shareholders should not expect that a reimbursement to the Company in respect of a trade error will ever take place, and, in evaluating the Company, no decisions should be made in reliance on the expectation of such reimbursements. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. The KKR Group will have certain conflicts of interest when determining whether losses resulting from a trade error are required to be borne by the Company. Generally, in determining whether the KKR Group acted or failed to act in a manner exceeding ordinary negligence, the Manager will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency. Where relevant in connection with any trade error, the Manager and the KKR Group will evaluate the merits of potential claims for damage against brokers and counterparties who are at fault and, to the extent practicable, could seek to recover losses from those parties. The Manager and the KKR Group could, however, choose to forego pursuing claims against brokers and counterparties on behalf of the Company for any reason, including, but not limited to, the cost of pursuing claims relative to the likely amount of any recovery and the maintenance of its business relationships with brokers and counterparties. The Manager’s and the KKR Group’s own execution and operational staff could be solely or partly responsible for errors in placing, processing, and settling trades that result in losses to the Company.

The acquisition of Infrastructure Assets exposes us to a higher level of regulatory control than typically imposed on other businesses.

In some instances, the acquisition of Infrastructure Assets involves substantive continuing involvement by, or an ongoing commitment to, Regulatory Agencies. There can be no assurance that (i) existing regulations applicable to acquisitions generally or the Infrastructure Assets will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to Infrastructure Assets; (iii) the technology, equipment, processes and procedures selected by Infrastructure Assets to comply with current and future regulatory requirements will meet such requirements; (iv) such Infrastructure Assets’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of Infrastructure Assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of Infrastructure Assets to a higher level of regulatory control than is typically imposed on other businesses.

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

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of an Infrastructure Asset or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire Infrastructure Assets, and additional approvals or reviews could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant Infrastructure Asset’s customer base or activities. There can be no assurance that an Infrastructure Asset will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs and material adverse consequences to an Infrastructure Asset and the Company.

For example, acquisitions of Infrastructure Assets by the Company are subject to various antitrust, merger control and similar laws and are subject to regulation and enforcement by the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Justice (the “DOJ”) and similar laws and regulators in foreign countries. These laws and regulations can impose material costs or delays with respect to prospective acquisitions and/or prevent the consummation of acquisitions in certain instances. It is possible that the Company or one or more of its Infrastructure Assets could be required to divest assets as a condition to approval of a given acquisition, or could be forced to divest an asset after it is acquired in certain circumstances. In evaluating the approach to take in the foregoing or similar circumstances, the Manager will take into account both the interests of the Company and potentially other KKR Vehicles, which could result in conflicts of interest. There is no guarantee that any such conflicts will be resolved in a manner that is favorable to the Company or that decisions made in order to address relevant rules and regulations will not have an adverse impact on the Company or its Infrastructure Assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest— No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”

Additionally, on October 10, 2024, the FTC announced significant changes to the Premerger Notification and Report Form and associated instructions as well as to the premerger notification rules implementing the Hart-Scott-Rodino Act. These changes, as well as increased bipartisan focus on antitrust regulation and enforcement more generally, could adversely impact the ability of the Company to make acquisitions or retain its Infrastructure Assets (or the associated costs) and could also adversely impact the operations of Infrastructure Assets, including potentially required divestment of or by Infrastructure Assets or portions thereof.

Regulatory Agencies could also be influenced by political considerations and could make decisions that adversely affect an Infrastructure Asset’s business. Certain types of infrastructure assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce Regulatory Agency action to our detriment as the owner of the relevant Infrastructure Asset. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of an Infrastructure Asset. The profitability of certain types of Infrastructure Assets might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant Infrastructure Assets and the Company.

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

We may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act and ERISA in conducting our business. These exemptions and exclusions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Company) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If we or any of the covered persons associated with the Company are subject to a disqualifying event, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. See “—Risks Related to Our Structure—We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.”

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

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State and other anti-money laundering laws. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing investors, finding new investors and sourcing the acquisition of new Infrastructure Assets, as well as activities by our Infrastructure Assets. Some of these regulations provide that penalties can be imposed on us for the conduct of an Infrastructure Asset, even if we have not ourselves violated any regulation.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 expanded the scope of U.S. sanctions against Iran and requires public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates “knowingly” engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government’s treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China’s ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, in 2023, China restricted the export of gallium and germanium products, which are used in the fabrication of microchips, and may impose additional export restrictions in the future.

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

In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. See “—Risks Related to Our Structure— We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.” Many non-U.S. jurisdictions have similar laws. For example: pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market. Additionally, certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine.

More recently, in October 2024, the U.S. Department of Treasury issued a final rule pursuant to a U.S. presidential executive order establishing an outbound investment screening regime restricting certain investments by U.S. persons in advanced technology sectors in jurisdictions designated as a “country of concern” (presently China, Hong Kong, and Macau). Other countries may adopt similar outbound investment restrictions in the future.

Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our acquisition strategies.

Further, in December 2024, the DOJ finalized a rule with phased-in compliance for U.S. persons, including us, beginning in April 2025 which will impose data security requirements, such as meeting certain standards for cybersecurity, adopting cybersecurity policies, conducting cybersecurity audits and performing due diligence and recordkeeping requirements, on, and prohibit the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain countries of concern which currently include China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela.

Under these laws described above, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable Infrastructure Assets, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our Infrastructure Assets. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our Infrastructure Assets that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our Infrastructure Assets to comply with them could expose us to significant penalties, sanctions, loss of future acquisition opportunities, additional regulatory scrutiny, and reputational harm.

We are subject to focus by some of our Shareholders, regulators and other stakeholders on sustainability matters.

Some Shareholders, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain Shareholders and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging companies to take (or refrain from taking) certain actions that could adversely impact the value of our Shares and at times, have conditioned future capital commitments on such actions. Further, a growing number of states having enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective Shareholders may use third-party benchmarks or scores to measure our responsible investment practices and to decide whether to invest in our Shares, and failure to meet their standards may materially and adversely affect us.

There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s responsible investment policies and procedures will remain unchanged because the Manager continuously review its approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular Infrastructure Asset. We and the Manager may determine at any time that it is not feasible or practical to implement or complete certain sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other factors. Growing interest on the part of Shareholders and regulators in sustainability factors and increased demand for, and scrutiny of, sustainability-related disclosure, have also increased the risk that we or the Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.

Although we view our sustainability approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into our operations. This divergence exists across the jurisdictions and localities of our Infrastructure Assets, which may result in conflicting sustainability-related regulations and legal frameworks that increase compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities and reactive stakeholder engagements.

Additionally, our business could be adversely affected if we or our Infrastructure Assets fail to comply with applicable sustainability-related regulations. If regulators enact new rules, disagree with our sustainability procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. There has also been increased regulatory focus on the sustainability-related practices of companies, including in relation to improving transparency regarding the definition, measurement and disclosure of sustainability factors. Further, there are many recently proposed and final sustainability rules, regulations, priorities and enforcement actions that may materially and adversely affect us.

Globally, a lack of harmonization in relation to sustainability-related legal rules, regulations, priorities and enforcement across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing sustainability standards and requirements. Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards and can present numerous operational, reputational, financial, legal and other risks. Compliance efforts raise a number of challenges and may place strain on the Manager’s personnel, systems and resources, and we may incur significant compliance costs. Generally, we expect Shareholder demands and the prevailing legal and regulatory environment to require us to devote additional resources to sustainability matters, including in our review of prospective Infrastructure Assets and management of existing Infrastructure Assets, which will increase our expenses. Additionally, failure to comply with such rules or meet Shareholder expectations may adversely affect our business and reputation, and negatively impact our ability to raise capital and the NAV of our Shares.

Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which artificial intelligence will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate, or remediate all of the potential risks, challenges, or impacts of such changes. These changes could potentially disrupt, among other things, our business models, investment strategies, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

We may use artificial intelligence and other quantitative analysis tools and models, developed by us or third-party service providers, to inform certain of our decisions. Such technology, analysis and models are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our business or Infrastructure Assets could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of artificial intelligence and machine-learning technologies to better manage our business. Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize artificial intelligence and machine learning technology while carrying out their responsibilities. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations.

There is also a risk that artificial intelligence may be misused or misappropriated by our employees or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third party technology applications and users, including our competitors. If we or third-party developers whose artificial intelligence we utilize do not have sufficient rights to use the data or other material relied upon by such developers, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Further, we may not be able to control how third-party artificial intelligence that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of "big data," diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. In April 2023, the FTC, DOJ, Consumer Financial Protection Bureau, and Equal Employment Opportunity Commission released a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such enforcement has included “sweeps” by the FTC focused on unfair or deceptive practices by companies purporting to use artificial intelligence in their operations or selling artificial intelligence products that may be used to mislead or deceive consumers. Existing laws and regulations may be interpreted in new ways, which would affect the way in which we or our portfolio companies use artificial intelligence and machine-learning technology. In January 2025, the U.S. Department of Commerce’s Bureau of Industry and Security issued a rule requiring licenses to export certain closed-weight AI models and advanced computing integrated circuits beginning on May 15, 2025. In addition to the U.S. regulatory framework, in August 2024, the EU finalized a new regulation on artificial intelligence (the "EU AI Act"), parts of which are currently in effect and other which are slated to take effect from late 2026. The EU AI Act is a legal framework, which governs the development and deployment of artificial intelligence placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The framework bans certain uses of artificial intelligence outright based on its risk and impose material obligations on both the providers and deployers of certain other artificial intelligence activities. The fine threshold for non-compliance is expected to be 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators are expected to have powers to remove non-compliant products from the EU market. Other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and Brazil with its AI Legal Framework, have either implemented or are also considering similar legal frameworks. Once effective, regulations relating to artificial intelligence may expand our compliance obligations and impact our business or the business of our Infrastructure Assets.

In addition, the use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. There has been increased scrutiny, including from global regulators, regarding the use of “big data,”diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

Conflicts between KKR or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.

KKR, KKR Vehicles, or affiliates or related parties of the foregoing or other parties (including, for the avoidance of doubt, any bank warehouse, which may be structured as a securitization, a total return swap, junior and/or “first loss” notes, the price of which will be linked to the value of the underlying assets, or otherwise, which in each case may be guaranteed financed or partially financed by any of the foregoing) could acquire an asset as principal and subsequently sell some or all of it to the Company, KKR Vehicles or co-investors in an affiliate or related party transaction. Similarly, the Company may acquire an Infrastructure Asset and subsequently syndicate, or sell some or all of it, to KKR, KKR Vehicles, co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the Shareholders and other investors thereof or applicable credit facilities (each such Infrastructure Asset, a “Warehoused Asset”). The Manager may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such Infrastructure Assets may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Manager may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred assets at above fair value, and/or separately sell assets at below fair value. The Company and any Controlled Portfolio Company (defined below) of the Company shall not consummate any sale of an Infrastructure Asset to, or acquisition of an Infrastructure Asset from KKR, any KKR Vehicle, any of their respective Affiliates or any Controlled Portfolio Company unless such transaction (A) is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by (x) the Executive Committee and (y) the Audit Committee (“Special Approval”). “Controlled Portfolio Company” means a portfolio company of any KKR Vehicle of which the KKR Vehicle (together with KKR or any other KKR Vehicles) holds a majority of the outstanding voting equity, has the right to appoint a majority of the board members (or equivalent managers) or otherwise has the right to exercise majority control by contract. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates may retain any portion of an Infrastructure Asset initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and KKR Vehicles to enter into conditional purchase agreements, where the Company and/or KKR Vehicles agree to acquire future Infrastructure Assets warehoused by KKR: (i) prior to their original acquisition; and (ii) prior to the Company and KKR Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or KKR Vehicles (as the case may be) having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of Infrastructure Assets to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, KKR will have a conflict of interest if KKR were to receive fees, including an incentive allocation, from a KKR Vehicle acquiring from or transferring to the Company all or a portion of an Infrastructure Asset. In addition, since KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

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

Risks Related to Our Infrastructure Assets and Industry Focus

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

•we may rely upon our Joint Venture partner to manage the day-to-day operations of our Joint Venture and underlying Infrastructure Assets, as well as to prepare financial information for our Joint Venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;

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

We have acquired, and may in the future acquire, Infrastructure Assets through follow-on and secondary transactions with existing holders of interests in Infrastructure Assets or commingled funds, which could result in different return profiles, certain conflicts of interest and increased costs.

As part of our Joint Venture strategy, we have formed, and may in the future form, a Joint Venture with respect to an Infrastructure Asset that is already owned by another KKR Vehicle. These instances may include when either a follow-on opportunity to increase the size of the position in the Infrastructure Asset arises or if there is an opportunity for the Company to acquire an interest in an existing Infrastructure Asset of a KKR Vehicle through a secondary transaction. Because acquisitions of additional interests in existing Infrastructure Assets typically occur after there has been significant capital deployed into the underlying Infrastructure Asset, these transactions are typically viewed as more mature, with shorter hold periods, as compared to primary investments whereby KKR is acquiring an initial interest in an Infrastructure Asset. There can be no assurance that these acquisitions made by the Company will exhibit this pattern of returns, and the realization of gains is dependent upon the performance and disposition of each underlying Infrastructure Asset holding.

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

In a secondary transaction, the Company’s acquisition of an Infrastructure Asset interest from certain KKR Vehicles and/or KKR “clients” as defined under the Advisers Act may entail a Cross Transaction (defined below). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Cross Transactions.” Moreover, the Company’s acquisition of an Infrastructure Asset interest through a secondary transaction from a KKR Vehicle and/or advisory client of KKR could raise conflicts related to the Manager’s allocation and structuring of acquisition opportunities for the Company. The Manager’s incentive to earn fees related to the Company’s purchase of the Infrastructure Asset interest from a KKR Vehicle and/or advisory client of KKR could also raise a conflict of interest. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.” While we have established procedures put in place to mitigate conflicts of interest and other related concerns, which includes, among other things, approval by the independent directors of the Board, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

The Manager may also pursue acquisition opportunities in commingled funds, including through secondary transactions. In such instances, the Company will have limited or no control or say with respect to the deployment of capital into specific Infrastructure Assets or the timing of exits with respect to the underlying Infrastructure Assets. Moreover, the overall performance of the Company’s secondary investments will depend in large part on the acquisition price paid, which may have been negotiated based on incomplete or imperfect information. Certain secondary investments may have been purchased as a portfolio, and in such cases, the Company may not have been able to carve out from such purchases those investments that the Manager considered (for commercial, tax, legal or other reasons) less attractive. Where the Company acquired a limited partner interest in a commingled fund as a secondary investment, the Company will generally not have the ability to modify or amend such fund’s constituent documents (e.g., limited partnership agreements) or otherwise negotiate the economic terms of the interests being acquired. Moreover, such commingled fund may have acquired contingent liabilities associated with such interest. Specifically, where the seller received distributions from the relevant fund and, subsequently, that fund recalls any portion of such distributions, the Company (as the purchaser of the interest to which such distributions are attributable) may be obligated to pay an amount equivalent to such distributions to such fund. While the Company may be able, in turn, to make a claim against a third-party seller of the interest for any monies so paid to the fund, there can be no assurance that the Company would have such right or prevail in any such claim. See “Item 1. Business—Acquisition Strategies.”

Our business, results of operations and financial condition may be adversely affected by volatility in commodity prices.

The Company may be subject to commodity price risk. The operation and cash flows of any Infrastructure Asset could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as gas, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of the Manager or the Company, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The actions taken by Russia in Ukraine starting in February 2022 have also caused volatility in the commodities markets.

For example, the COVID-19 pandemic, along with recent events in the energy markets caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events are not temporary and continue (or even worsen), this could have an adverse impact on certain Infrastructure Assets of the Company and could lead to an overall weakening of U.S. and global economies, which could adversely affect the financial resources of and returns generated by Infrastructure Assets in this sector and such adverse effect could continue for a sustained period of time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. In the event of a market deterioration in this sector, the value of the Company’s Infrastructure Assets therein might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived market dislocation.

Volatile oil, natural gas and natural gas liquids prices make it difficult to estimate the value of developed properties for acquisition and divestiture (and collateral purposes) and often cause disruption in the market for oil, natural gas and natural gas liquids developed properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In addition, estimates of hydrocarbon reserves by qualified engineers are often a key factor in valuing certain oil and gas assets. These estimates are subject to wide variances based on changes in commodity prices and certain technical assumptions. Accordingly, it is possible for such reserve estimates to be significantly revised from time to time, creating significant changes.

We may acquire Infrastructure Assets that may be exposed to interest rate risk, meaning that changes in prevailing market interest rates could negatively affect the value of such Infrastructure Assets.

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There could be significant unexpected movements in interest rates, which movements could have adverse effects on Infrastructure Assets and the economy as a whole. In light of the foregoing, and more generally, we expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other, which could adversely affect our performance. We may seek to hedge interest rate risk of our Infrastructure Assets.

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

We have acquired, and may in the future acquire, Infrastructure Assets in the renewable energy industry, which is subject to risks of a rapidly evolving market.

We have acquired, and may in the future acquire, renewable energy businesses and businesses which use renewable energy assets. The market for renewable energy businesses and businesses which use renewable energy assets continues to evolve rapidly. Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to Infrastructure Assets with renewable assets. Renewable resources (e.g., wind, solar, hydro, geothermal, etc.) are inherently variable. Variability may arise from site specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy Infrastructure Assets. Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs, rebates, tax credits, Renewable Portfolio Standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular Infrastructure Asset, the flow of potential future Infrastructure Asset opportunities and the value of any platform in the sector. In addition, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.

We are subject to risks resulting from owning and controlling Infrastructure Assets outside of more developed economies, including countries characterized as “emerging markets.”

The Company has been formed to own, control and operate Infrastructure Assets and related Joint Ventures with a long-term horizon, primarily located in OECD countries in North America, Western Europe and Asia. A portion of its Infrastructure Assets may be located in less-developed or developing countries, including countries characterized as “emerging markets.” The Company may also hold securities, properties and other assets organized in or subject to the laws of one or more countries in Western Europe, including countries with emerging economies, which may lack social, political and economic stability, and the legal systems of some countries in the region may lack transparency or could limit the protections available to non-U.S. investors, and the Company’s Infrastructure Assets could be subject to nationalization and confiscation without fair compensation. Owning and controlling non-U.S. Infrastructure Assets involves certain factors not typically associated with owning and controlling Infrastructure Assets in the United States, the European Economic Area (as currently constituted, the “EEA”) and other more developed countries, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the United States dollar and non-U.S. currencies in which the Company’s foreign Infrastructure Assets are denominated, and costs associated with conversion of principal and income from one currency into another, (b) differences between U.S. and non-U.S. Infrastructure Assets and (c) the possible imposition of withholding or other taxes on income or gains recognized with respect to Infrastructure Assets. In addition, certain of these capital markets involve certain factors not typically associated with investing in established securities markets, including, without limitation, risks relating to: (i) differences between markets, including price volatility in and relative illiquidity of some such securities markets; (ii) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (iii) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval, as described further herein), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (iv) potentially material and unpredictable governmental influence on the national and local economies; (v) fewer or less attractive financing and structuring alternatives and exit strategies; and (vi) the possible imposition of local taxes on income and gains recognized with respect to acquisitions. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Company that are held, directly or indirectly, in certain countries.

In addition, such risks are usually greater in the case of Infrastructure Assets owned in emerging markets, which tend to be very inefficient and illiquid as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically and in some cases have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries. Additional risks associated with acquisitions in emerging markets include: (i) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (ii) the relatively small current size of some of the markets for holdings in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (iii) increased risk of national policies, which restrict our acquisition opportunities, including restrictions on acquiring companies or industries deemed sensitive to relevant national interests; (iv) the absence of developed legal structures governing private or foreign investment and private property; (v) the potential for higher rates of inflation or hyper-inflation; (vi) increased currency risk and risk of the imposition, extension or continuation of foreign exchange controls including managed adjustments in relative currency values; (vii) increased interest rate risk and credit risk; (viii) lower levels of democratic accountability; (ix) greater differences in accounting standards and auditing practices, which result in increased risk of unreliable financial information; and (x) different corporate governance frameworks. The emerging markets risks described above also increase counterparty risks for acquisitions in those markets. Investor risk aversion to emerging markets can also have a significant adverse effect on the value and/or liquidity of acquisitions made in or exposed to such markets and can accentuate any downward movement in the actual or anticipated value of such Infrastructure Assets that is caused by any of the factors described above. Further, due to jurisdictional limitations, matters of comity and other factors, the SEC, the DOJ and other U.Ѕ. and non-U.Ѕ. authorities will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoings.

Many emerging market economies have been subject to frequent and occasionally drastic intervention by the government. In the past, certain measures, including interest rate increases and certain economic reforms, could have had the effect of slowing down economic growth in such countries. Governmental intervention could materially and adversely affect the opportunities currently available in such emerging markets, the value of our Infrastructure Assets and our ability to execute successful exits of our Infrastructure Assets. In addition, the political, administrative and judiciary institutions in the emerging markets are not as mature as their peers in developed markets. As a result, these institutions might not sustain their independence against political pressure or corruption by individuals in positions of power. The combination of high government involvement in the economy and developing institutions could adversely affect our performance in a variety of ways. For example, political influence could prevent ministries and regulatory agencies from enacting laws and regulations that would facilitate the flow of much-needed capital into an emerging market country’s infrastructure, which, if constrained, could adversely affect the growth of such country’s economy. Such outcomes could consequently impair our ability to achieve our business objectives.

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

Certain currencies have experienced substantial devaluations compared to the U.S. dollar and further devaluations could occur in the future. Certain countries have implemented or could implement strict controls on foreign exchange, which could result in artificially pegged exchange rates that distort the results of, and returns on, holdings in such countries. To the extent that the U.S. dollar appreciates relative to these currencies, the U.S. dollar value of these assets is likely to be adversely affected. In addition, if the currency in which we receive dividends, interest or other types of payments (such as liquidating payments) declines in value against the U.S. dollar before such payments are distributed, the dollar value of these payments would be adversely affected if not sufficiently hedged. Further, our ability and the ability of our Infrastructure Assets to convert freely between the U.S. dollar and the local currencies could be restricted or limited and, in a number of instances, exchange rates and currency conversion are controlled directly or indirectly by governments or related entities. Currencies of some countries in which we may invest are often subject to government intervention, restrictions on repatriation and similar restrictions, which exacerbates the risk of unexpected fluctuations and/or could cause the Company and/or its Infrastructure Assets to incur significant costs or experience substantial delays in, or be prohibited from, converting currencies.

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

We may acquire preferred and/or structured equity securities and pursue credit and debt strategies, which may materially and adversely impact our liquidity.

As part of our acquisition strategy, we may acquire preferred and/or structured equity securities and pursue credit and debt strategies, which may have a material and adverse impact our liquidity. The ability of an entity in which we hold such interests to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of these interests, to receive cash flow from these acquisitions. There is no assurance any such performance tests will be satisfied. Also, such entity may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there may be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an entity, or cash flow may be completely restricted for the life of the relevant entity. To the extent any such entity defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable entity and/or otherwise exercise rights and remedies as a creditor against the assets of any such entity, which could result in a loss of all or a part of our interest in any applicable Infrastructure Asset and/or distributions therefrom. See “—Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities” for additional risks relating to these investments.

We may acquire Infrastructure Assets that are heavily dependent on patents, trademarks and other intellectual property.

Many Infrastructure Assets depend heavily on intellectual property rights, including patents, trademarks, trade secret protection, non-disclosure agreements and service marks. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these Infrastructure Assets. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject an Infrastructure Asset to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of an Infrastructure Asset’s particular product or one of its significant customers or counterparties. In addition, the patent position of products in many countries is highly uncertain and involves complex legal, scientific and factual questions. Furthermore, if an Infrastructure Asset or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies. In such a case, the Infrastructure Asset might not be able to obtain all licenses required for the success of its business, which could have a material adverse effect on its value. Moreover, if the patents and other proprietary rights of an Infrastructure Asset are infringed by third parties, then it may not be able to take full advantage of existing demand for its products. While piracy adversely affects Infrastructure Asset revenue, the impact on revenue from outside Europe and the U.S. could be significant, particularly in countries where laws are less protective of intellectual property rights. The absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for intellectual property rights could adversely affect Infrastructure Assets. There can be no assurance that the Company or an Infrastructure Asset will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a company’s technologies.

We may acquire Infrastructure Assets involved in the technology industry, which is subject to risks of technological disruption, increased competition and rapidly changing market conditions.

The Company may in the future acquire Infrastructure Assets involved in the technology industry. Technology companies confront various specific challenges, including rapidly changing market conditions and/or participants, new competing products, short product life cycles, developments in services and/or improvements in existing products or services. Any Infrastructure Assets which the Company acquires in the technology sector will compete in this volatile environment. Moreover, increasingly, companies that are not primarily involved in the technology industry are subject to disruption through accelerating changes in technology used in more traditional industries. There is no assurance that products or services sold by such Infrastructure Assets will not be rendered obsolete or adversely affected by competing products and services, or by companies providing or adopting disruptive technologies, or that the Infrastructure Assets will not be adversely affected by other challenges. Moreover, as technological innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Given the pace of innovation in recent years, the impact on a particular Infrastructure Asset could not have been foreseeable at the time the Company made the acquisition. Furthermore, the Company could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses. Moreover, uncertainty in current, pending and/or proposed domestic and foreign government regulations, policies and legislation could impact the development and marketability of internet- and technology-based companies. In the event that the technology sector as a whole declines, or that Infrastructure Assets are unable to utilize or to adopt technology successfully and competitively, returns to the Shareholders from the Company’s Infrastructure Assets, whether primarily involved in the technology industry or otherwise, could decrease.

We have acquired, and may in the future acquire, Infrastructure Assets involved in the communications industry.

The Company has acquired, and may in the future acquire, Infrastructure Assets involved in the communications business (including but not limited to telecommunications, wireless, and media). The communications industry is subject to risks of adverse government regulation. Among other things, the Company’s acquisitions of communications companies could require the Company or the applicable Infrastructure Asset to disclose information about the Company and its investors. Additionally, the Company’s acquisitions of communications companies could subject the Company and its investors to restrictions on their ability to make investments in other communications companies. Such regulation and legislation are subject to the political process and have been in flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of communications companies will not be adversely affected by future legislation, new regulation or deregulation. For example, the Federal Communications Commission has a pending proceeding that proposes to significantly increase the amount of disclosure that is required by investors in communications companies that hold authorizations to provide international telecommunications services. In addition, competitive pressures within the communications-related industries are intense, and the securities of such Infrastructure Assets can be subject to significant price volatility. Because the communications-related industries are also subject to rapid and significant changes in technology, Infrastructure Assets in these industries could face competition from technologies being developed or to be developed in the future by other entities, which could render such companies’ products and services obsolete.

We may be materially and adversely impacted if one or more of our Infrastructure Assets enter into bankruptcy.

It is possible that one or more of the Company’s Infrastructure Assets could become the subject of bankruptcy, restructuring or insolvency proceedings, which involve a number of significant risks. Many of the events within such proceedings can be adversarial and often beyond the control of creditors and equity owners in the relevant company and there can be no assurance that a bankruptcy, insolvency or other applicable court or judge will approve actions which are not contrary to the interests of the Company.

Generally, the duration of a bankruptcy or insolvency proceeding or a financial restructuring process can only be roughly estimated. Depending on the jurisdictions concerned, the reorganization of an Infrastructure Asset acquired by the Company could involve the development and negotiation of a restructuring plan which will need to be approved by the requisite majority of creditors and, potentially, sanctioned by the relevant court or regulatory body. This process can involve substantial legal, professional and administrative costs to the Infrastructure Asset and resolution of the treatment of the Company’s interest in the Infrastructure Asset can be subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have sophisticated insolvency legislation or specialized insolvency courts or judges and/or have a higher risk of political interference in insolvency proceedings or restructuring processes, all of which could have adverse consequences for the Company. Following the onset of financial distress, an Infrastructure Asset’s competitive position and professional reputation could be negatively impacted, key management could depart, the Infrastructure Asset could not be able to invest adequately, and key contracts and licenses could be terminated or renegotiated on less favorable terms, potentially leading to considerable impairment of its business, a risk which is increased by the fact that certain jurisdictions or markets in which the Company can invest permit the exercise of contractual termination provisions linked solely to the insolvency or reorganization of the debtor Infrastructure Asset. In some cases, an Infrastructure Asset could be unable to undertake a financial restructuring and could be required to enter into a formal liquidation or wind-down process. It should be noted, in this respect, that certain jurisdictions in which the Company has invested, and may in the future invest, have a historically poor track record of Infrastructure Assets emerging from a formal reorganization or bankruptcy process.

Bankruptcy, insolvency and other applicable laws and regimes across non-U.S. jurisdictions can vary materially and could be more or less favorable to the Company. In certain jurisdictions, applicable laws could require the board of directors of an insolvent company to initiate bankruptcy proceedings within a specified period of time in order to ensure compliance with their duties as directors, which, to the extent applicable could increase the risk of the Company having to participate as a creditor in an uncontrolled bankruptcy process. The balance between protecting creditor rights and protecting the debtor will also vary from jurisdiction to jurisdiction, with some comparatively “debtor-friendly” insolvency regimes being able to impose moratoriums or stays on the enforcement of claims against the debtor or other long-term settlement structures in the absence of an agreed creditor proposal. Many jurisdictions in which the Company may acquire Infrastructure Assets will have some form of insolvency clawback legislation, which could, for example, invalidate security created by an insolvent company in favor of the Company in a stipulated period prior to the onset of its insolvency, require the Company to repay or turn over certain payments received from insolvent companies or permit the courts to render any repayment obligations under debt instruments held by the Company unenforceable if such instruments were found to have been issued with the intent of hindering, delaying, defrauding or preferring creditors or as constituting a fraudulent transfer or conveyance.

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

Furthermore, although the KKR Infrastructure Team members and other investment executives intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the KKR Infrastructure Team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader KKR Infrastructure platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain KKR Vehicles (including, without limitation, infrastructure funds, vehicles and/or accounts) as further described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other KKR Activities” below. In addition, KKR may from time to time establish new KKR Vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and KKR investment executives (including certain of the Company’s team members) will spend time and attention on such KKR Vehicles.

Finally, although the Manager expects to have access to the appropriate resources, relationships, and expertise of KKR (subject to information-sharing policies and procedures with respect to KKR’s credit and private equity business and KKR’s broker-dealer affiliate), there can be no assurance that such resources, relationships, and expertise will be available for every transaction. In addition, investment executives and committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any acquisition-related decision by the relevant committee because, for example, they have acquired confidential information relating to an investment through their involvement with a KKR Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant Infrastructure Asset. Modifications to KKR’s management, operating and investment procedures, which can be modified at any time, can also result in changes to the investment executives and other resources that the Manager has access to with respect to the management of the Company and its Infrastructure Assets.

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

Before making a recommendation, the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each Infrastructure Asset. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, sustainability and legal issues and assessment of cybersecurity and information technology systems. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability-related risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

Depending on the facts and circumstances of a particular Infrastructure Asset, the Manager may not have sufficient time to carry out their due diligence processes with respect to such Infrastructure Asset in a timely manner, which could have a material adverse impact on the Company. By way of example, the Company could seek to purchase Infrastructure Assets or substantial portions of Infrastructure Assets from market participants in need of liquidity or suffering from adverse valuations, and the Company could be required to bid on such Infrastructure Assets in a very short time frame and could be unable to perform normal due diligence on the portfolio. Such an Infrastructure Asset could contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate, and such an Infrastructure Asset could suffer further deterioration after purchase by the Company before it is possible to ameliorate such risk. As a consequence, there is risk that the Manager will not be able to adequately evaluate particular risks with respect to a specific asset or that other adverse developments will cause the Company to incur substantial losses on such transactions.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of Infrastructure Asset. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to a potential acquisition might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such acquisition. Certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the Infrastructure Asset being successful. Conduct occurring at Infrastructure Assets, even activities that occurred prior to the Company’s ownership, could have an adverse impact on the Company.

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

The day-to-day operations of each Infrastructure Asset that the Company owns and operates will be the responsibility of such Infrastructure Asset’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager is responsible for monitoring the performance of each Infrastructure Asset, the Company relies significantly on the management teams and boards of directors of Infrastructure Assets acquired by the Company, including to effectively implement any agreed-upon business plans. There can be no assurance that the existing management team of any Infrastructure Asset or any successor thereto will be able to operate such Infrastructure Asset in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of an Infrastructure Asset could cause significant losses in respect of the relevant asset. Our employees, consultants or sub-contractors and those of our Infrastructure Assets may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such Infrastructure Asset’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our employees, consultants or sub-contractors or the employees of our Infrastructure Assets were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

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

KKR has the ability to earn the Performance Participation Allocation, which may create an incentive for our Manager to seek Infrastructure Assets with higher return potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term performance and thereby increase the Performance Participation Allocation to which it is entitled. In addition, we are required to reimburse our Manager and its affiliates for certain expenses incurred by them on our behalf, as set forth in our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

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

The Company intends to continue to operate its business in a manner such that neither of the two relevant definitions of “investment company” under the Investment Company Act are applicable to it. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an ‘‘investment company’’ if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 15% of its total assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

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

In order to ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. The Company will be limited in the types of acquisitions that it may make, and may need to modify its organizational structure or dispose of assets of which it would not otherwise dispose. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire additional assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in Infrastructure Assets that it would otherwise want to acquire and that would be important to its business strategy.

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

The Company expects that the Manager will terminate the Management Agreement if the Company were to be required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event. The Company expects that termination of the Management Agreement will obligate the Company to forfeit its controlling interest in any Joint Venture, which would likely require the Company to register as an investment company under the Investment Company Act and materially and adversely affect an investment in the Company’s Shares.

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

Any of these governmental and regulatory authorities may challenge the Manager and its employees’ compliance with any applicable laws and regulations, and the Manager and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. For instance, on January 14, 2025, the Antitrust Division of the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR & Co. Inc. (together with its subsidiaries, “KKR Group”) and various KKR Group-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or result in adverse limitations or prohibitions on the Manager’s ability to conduct its business. In addition, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.

Any of the foregoing consequences or events may damage the Manager’s relationships with existing and potential investors in KKR Vehicles, impair its ability to raise capital for KKR Vehicles, impair its ability to carry out investment activities, and contravene provisions concerning compliance with laws and regulations in the agreements to which the Manager is a party.

Any current or future proposed rulemaking or rule amendments may lead to potential changes in the regulatory framework applicable to the Manager’s business, as well as adverse news media attention, may: impose additional expenses or capital requirements on the Manager; limit its fundraising for its investment products; result in limitations in the manner in which its business is conducted; have an adverse impact upon its results of operations, financial condition, reputation or prospects; impair its employee retention or recruitment; and require substantial attention by senior management of the Manager. With respect to emerging companies, the Manager has limited ability to evaluate the management of such companies based on past performance, and such companies could rely more on individual members of the management team than more established companies do. Further, the business and operations of emerging companies which the Company may acquire often experience rapid organizational change that may strain the performance of Infrastructure Assets’ management teams. The foregoing constraints imposed on the Manager may impede its ability to effectively manage our Infrastructure Assets, which could have a material adverse effect on our business, financial condition, results of operations.

Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.

The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by our Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of our Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares, whatsoever. When the Board is permitted to or required to make a decision in its “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then the Board will be entitled to consider only such interests and factors as it desires, including the interests of KKR and its affiliates and will not be subject to any different standards imposed by the LLC Agreement, the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against directors if the directors breach their obligations pursuant to the LLC Agreement. Unless a director breaches her or his obligations pursuant to the LLC Agreement, we and holders of our Shares will not have any recourse against such director even if such director were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in the LLC Agreement, the LLC Agreement provides that members of the Board will not be liable to our Shareholders, for any losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission or for any breach of contract (including a breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (A) in respect of the matter in question, such member of the Board acted in bad faith or engaged in fraud or willful misconduct or (B) the action or omission by such member of the Board was not made in the course of performing, or pursuant to, the Board’s duties. These provisions are detrimental to the holders of our Shares because they restrict the remedies available to Shareholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

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

The LLC Agreement includes exculpation and indemnification provisions that limit the circumstances under which the Manager and KKR, their respective affiliates, our directors and officers and others can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, KKR investment executives and their respective affiliates, and placement agents and finders, are entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to Shareholders. Such obligations will survive the dissolution of the Company. KKR and its affiliates will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that KKR and its affiliates operates. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the directors, the Manager and its affiliates and KKR and its affiliates are modified pursuant to the terms of the LLC Agreement and to the extent permitted by law. As a result, the Shareholders have a more limited right of action in certain cases than they would in the absence of such limitations.

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

Plan Assets. We will use commercially reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any Shareholder that is a “benefit plan investor” within the meaning of ERISA.
If, notwithstanding our commercially reasonable efforts, the assets of the Company were deemed to constitute “plan assets” of any Shareholder that is a “benefit plan investor,” this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, with respect to a benefit plan investor that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Prospective investors should consult with their own advisors as to the consequences of making an investment in the Company.

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

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. In cases where the Company individually or together with affiliated KKR vehicles has a significant ownership interest (generally 80% or more) in an Infrastructure Asset, there is a risk that the Company and such Infrastructure Assets could be subject to controlled group liability under ERISA, to the extent relevant to any such acquisition. As a result, such Infrastructure Assets and the Company could be held jointly responsible for certain employee benefit obligations or liabilities under ERISA, including funding obligations to single-employer pension plans and withdrawal liability from union-sponsored multi-employer pension plans, particularly if the ownership interests of related vehicles are required to be aggregated when applying the controlled group ownership tests. However, regardless of the percentage ownership that the Company holds in one or more of its Infrastructure Assets, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” Certain U.S. federal court decisions relating to the controlled group ownership tests, notably Sun Capital Partners v. New England Teamsters and Trucking Industry Pension Fund, indicate that there is a risk that courts could conclude that controlled groups exist with respect to such structures.

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

The adoption, interpretation and application of consumer, data protection and/or privacy laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws is rigorous and time-sensitive and could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Manager, the Company and/or any Infrastructure Assets, and as such could increase costs and require the dedication of additional time and resources to ensure compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its Infrastructure Assets are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

Many U.S. states and foreign countries and governmental bodies, including the EU member states, have enacted and continued to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). In addition, the E.U.’s regulations on digital operational resilience for the financial sector, which is designed to harmonize and strengthen digital operational resilience requirements for the EU’s financial services sector and will require in-scope financial entities to comply with new requirements, including having a comprehensive governance and control framework for the management of information and communications technology risk, became effective in January 2023 and will begin to apply from January 2025. The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons such as the Manager, the Company or their respective service providers process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4.0% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. As of the beginning of 2021 (when the transitional period following Brexit expired), data processors and controllers are required to comply with the GDPR as well as the United Kingdom equivalent, which exposes us to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our Infrastructure Assets may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the California Consumer Privacy Act (as amended by, the California Privacy Rights and Enforcement Act of 2020, the “CCPA”), provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations and placed increased privacy and cybersecurity obligations on businesses handling personal information of consumers or households. Additional U.S. states have passed their own comprehensive consumer Privacy Laws (including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia) and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our Infrastructure Assets. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates. Without an overarching federal Privacy Law, the patchwork of Privacy Laws formed by individual states heightens the costs of compliance, the risks of noncompliance and the potential for enforcement actions brought by individual state attorneys general against us.

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

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price Shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Transactional NAV, Shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, Shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.

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

The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares offered and the investment value published in customer account statements for our Shareholders, are not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each Shareholder’s investment in us on such Shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Board has adopted a NAV error correction policy (the “NAV Error Correction Policy”) pursuant to which the Company may take certain actions to correct an error in the calculation of our NAV. Depending on the nature and size of an error, the NAV Error Correction Policy provides that the Company may be reimbursed for certain errors resulting in net losses to the Company or, conversely, that Shareholders be paid additional repurchase or distribution proceeds, be refunded excess subscription monies paid or be credited with additional Shares for certain errors resulting in net losses to Shareholders. Pursuant to the terms and limitations of the NAV Error Correction Policy, there may be circumstances where an error is not corrected, which could result in net losses to the Company or to Shareholders.

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

The Company and the Manager have limited operating history upon which prospective shareholders can evaluate their performance. Further, Shareholders should draw no conclusions from the prior experience of the members of the KKR Infrastructure Team, whether or not they have been with KKR and involved in the Company or KKR funds, or the performance of any investments of KKR or its affiliates or of funds, vehicles or accounts sponsored or managed by any of them, and should not expect to achieve similar returns. The past performance of KKR’s investment funds, vehicles and accounts is not predictive of the Company’s performance, in particular because the structure, terms and objectives of certain of such funds, vehicles and accounts differ from the business objectives of the Company. The Company’s Infrastructure Assets may differ from previous investments (including previous infrastructure investments) made by KKR in a number of respects. Also, some of the KKR investment personnel involved in the investments of KKR’s investment funds, vehicles and accounts may not be involved in the business activities of the Company. KKR has not previously sponsored or managed an operating company that owns and operates Infrastructure Assets for the long term pursuing the same primary business objective and strategy as the Company. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new company, including the risk that it will not achieve its business objectives and that the value of Shares could decline substantially.

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

Repurchases of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful Infrastructure Assets may be realized before gains on successful Infrastructure Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a Shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a Shareholder’s request for repurchase will be determined by the Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of Infrastructure Assets, the Company may not have sufficient cash flow to meet repurchase requests at any given time. See “—A Shareholder’s ability to have its Shares repurchased by us is limited.” and “—Economic events that may cause our Shareholders to request that we repurchase their Shares may materially and adversely affect our cash flows, our results of operations and our financial condition.” If the Manager determines there is insufficient liquidity to meet repurchase requests under the share repurchase plan, such requests will be delayed until the Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own Infrastructure Assets for the long term through Joint Ventures. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Infrastructure Assets for purchase by the Company and will also limit the ability of the Company to sell Infrastructure Assets at their fair value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

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

In recognition that a secondary market for the Shares likely will not develop, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. We may choose to repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer Shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold Infrastructure Assets is a better use of our capital than repurchasing our Shares. In addition, the aggregate NAV of total repurchases is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5.0% of our aggregate NAV attributable to the classes of Shares subject to our share repurchase plan (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). If quarterly repurchase requests significantly exceed the 5.0% limit and for an extended period of time, Shareholders will not be able to realize the full redemption value of their investments. The Company may conduct tender offers for any Excess Shares at a price based on the NAV or about a 10% discount to NAV per Share for each applicable class following the settlement of a quarterly Share repurchase offer pursuant to our share repurchase plan. If the Company offers to repurchase Excess Shares at a discount to NAV, Shareholders who elect to tender their Shares for repurchase at a discount may receive less than the full value of their Shares. There is no guarantee that such Excess Shares will be repurchased and create actual additional liquidity to such Shareholder.

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

As a result, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Item 1. Business—Share Repurchases—Share Repurchase Plan.”

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

Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities

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

We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique characteristics in that they generally (i) have higher yields than common stocks but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the relevant Infrastructure Asset and other factors also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security, whether purchased by the Company or issued by an Infrastructure Asset, will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

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

Risks Related to Taxation

The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying Operating Subsidiaries, and we cannot assure our Shareholders that the Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.

In general, a Shareholder must include in income its allocable share of the Company’s items of income (including any deemed distributions from any subsidiary which may be treated as a “personal holding company”), gain, loss and deduction for each of the Company’s fiscal years ending with or within such Shareholder’s tax year. However, the cash distributed to a Shareholder may not be sufficient to pay the full amount of such Shareholder’s tax liability in respect of its investment in the Company, because each Shareholder’s tax liability depends on such Shareholder’s particular tax situation and the tax treatment of the underlying activities or assets of the Company, including any taxes payable by subsidiary entities. If the Company is unable to or decides not to distribute cash in amounts that are sufficient to fund a Shareholder’s tax liabilities, each Shareholder will still be required to pay income taxes on its share of the Company’s taxable income and will need to fund such liability from other sources.

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

The U.S. federal income tax treatment of Shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the U.S. Internal Revenue Service (“IRS”), the Treasury Department and the courts, frequently resulting in changes which could adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for the Company to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of the Company’s income, reduce the net amount of distributions available to Shareholders, or otherwise affect the tax considerations of owning Shares. If the Company (or the Operating

Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

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

The IRS may not agree with certain assumptions and conventions that the Company uses in order to comply with applicable U.S. federal income tax laws or that the Company uses to report income, gain, loss, deduction, and credit to Shareholders.

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

Under the Foreign Account Tax Compliance Act of 2010 (“FATCA”), certain payments made or received by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met.

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

KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR’s asset management business includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.

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

The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR’s asset management business and operating functions. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively. The cybersecurity risk environment for KKR’s asset management business includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR.

At least annually, KKR’s CISO and/or other members of the KKR information security team will present to the Board on various topics relating to KKR’s technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management. For a discussion of how risks from cybersecurity threats affect the Company’s business, see “Item 1A. Risk Factors—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Cybersecurity Risk Management and Strategy

KKR’s asset management business has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within KKR’s enterprise risk management framework. The cybersecurity incident response plan includes details on the cybersecurity incident response management team, which includes members of the Company’s management team. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including but not limited to, those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform cybersecurity-related diligence on third parties that have access to our systems, data or facilities. In addition to the KKR CISO and KKR’s Chief Compliance Officer, the KKR CIRT includes members of KKR’s legal, technology, compliance, risk, public affairs, human capital and finance groups. The Company also has a cybersecurity incident response plan that is consistent with that of KKR’s asset management business and has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of the Company management and the Board.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security trainings as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.

As of the date of this Annual Report on Form 10-K, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the period covered by this Annual Report on Form 10-K. However, companies like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect the Company’s business, see “Item 1A. Risk Factor—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Item 2.    Properties

Our corporate headquarters are located at 30 Hudson Yards, New York, NY 10001, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Shares

The Company’s Shares are not listed or traded on any recognized securities exchange. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. The Company’s transactional net asset value is the price at which we sell and repurchase our Shares.

Holders

As of February 28, 2025, the Company has the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class I Shares	3,560
Class S Shares	7,034
Class U Shares	10,580
Class R-D Shares	54
Class R Shares	3,352
Class D Shares	153
Class E Shares	1
Class F Shares	5
Class G Shares	1
Class H Shares	1

Distributions

From July 2023 through December 2023, we have declared monthly distributions, payable on a quarterly basis, for each of our outstanding Share classes (except for Class G Shares and Class H Shares, and for July 2023, Class F Shares, and for August 2023 and September 2023, Class E Shares). Commencing in January 2024, the Company declared, and intends to declare on a going forward basis, distributions on a quarterly basis. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all. Each class of the Company’s Shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the monthly distribution per share and paid directly to the Dealer-Manager. The net distributions will be paid in cash or reinvested in Shares of the Company for shareholders participating in the Company’s distribution reinvestment plan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	—	$—	—	—
November 1, 2024 to November 30, 2024	78,182	28.25	78,182	—
December 1, 2024 to December 31, 2024	—	—	—	—
Total	78,182	$28.25	78,182	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. “Business–Share Repurchases” and “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” included elsewhere in this Annual Report on Form 10-K for more information regarding the Company’s share repurchase plan.

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

We have been established by KKR to own and control and joint ventures (“Joint Ventures”) that, directly or indirectly, own majority and/or primarily controlling stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We acquire, own and control Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from future offerings of our securities, and distributions from Infrastructure Assets, and by opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form joint ventures by pooling capital with KKR Vehicles (defined below) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over Infrastructure Assets and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned holding companies formed to acquire, own and control Infrastructure Assets (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying Infrastructure Asset. The Company and the applicable KKR Vehicle will hold the interests in each Infrastructure Asset as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single Infrastructure Asset. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.

We expect that, in the ordinary course, our acquisitions of Infrastructure Assets, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. In addition to the target of 15% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions).

We may also opportunistically acquire a limited amount of indirect exposure to multiple Infrastructure Assets by acquiring interests in multi-asset vehicles controlled by an investment manager (“commingled funds”), which may include newly formed funds and “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of KKR or it may invest into vehicles managed by third parties, primarily through secondary transactions with existing limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include equity-like investments in preferred and/or structured equity securities as well as credit and debt strategies. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices, and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders (“Shareholders”). To the extent we pursue any of the foregoing approaches, we expect to do so in a manner consistent with maintaining our exclusion from registration under the Investment Company Act.

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

Recent Developments

Infrastructure Assets Activities

During the year ended December 31, 2024, the Company acquired indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
Avantus LLC	Avantus LLC is a premier United States developer of large utility-scale and solar-plus-storage projects.
Greenvolt Energias Renovaveis S.A.	Greenvolt Energias Renovaveis S.A. is a Portuguese company that generates electrical power from biomass and is also engaged in the development and construction of wind and solar power plants.
Smart Metering Systems Limited
Smart Metering Systems Limited is a fully integrated energy company that owns, installs and manages smart meters and grid-scale batteries, while also actively developing other carbon reduction verticals such as electric vehicle charging and residential solar across the United Kingdom.

Telecom Italia NetCo	Telecom Italia NetCo is the first independent national fixed line telecom network in Italy that encompasses the infrastructure required to provide end-to-end internet and communication connectivity services nationwide.

Encavis AG	Encavis AG is a leading renewable energy platform and independent power producer, operating solar and onshore wind farms across Western and Northern Europe.
Sempra Infrastructure LLC	Sempra Infrastructure LLC is a leading North American energy infrastructure platform, supporting the global energy transition through opportunities to expand existing LNG and renewable power facilities with additional clean energy growth projects.
STT GDC Pte Ltd	STT GDC Pte Ltd is a leading hyperscale-focused data center operator based in Singapore with a presence across eleven markets globally, providing high-performance, mission-critical facilities to some of the world’s largest technology companies.

During the year ended December 31, 2024, the Company acquired incremental indirect interests in Grove Education Partners Holdco Limited, Nxera MY Pte Ltd., Sempra PALNG Holdings, LLC, Vantage Towers AG and Zenobe Energy Ltd for $479,888 in the aggregate.

As of December 31, 2024, the Company’s Infrastructure Assets were comprised of approximately 765 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of December 31, 2024, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

Revolving Credit Facility Upsize

On October 9, 2024, certain indirect subsidiaries of the Company (the “Borrowers”) entered into the Second Amendment to the Credit Agreement. Pursuant to the Second Amendment, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $400,000.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Credit Agreement Amendment and the Second Amendment. See “Note 7. Credit Facility” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

A discussion of the results of operations for the year ended December 31, 2024 is as follows:

Operating Results

During the year ended December 31, 2024, we raised aggregate subscription proceeds of $1,820,311 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended December 31, 2024	1.50%	1.28%	1.27%	1.42%	1.48%	1.43%	—%
Year ended December 31, 2024	9.71%	6.43%	8.80%	9.42%	9.72%	9.45%	1.17%
Inception to date annualized December 31, 2024	10.02%	Not applicable	11.63%	10.48%	12.58%	9.71%	Not applicable

(1) “Three months ended” and “Year ended”, for a given share class, means total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Investment income
Dividend and other income	$42,111	$14,783	$27,328	$14,783	$—	$14,783
Total investment income	42,111	14,783	27,328	14,783	—	14,783

Operating expenses
Performance participation allocation	31,369	8,335	23,034	8,335	—	8,335
Management fee expense	24,029	1,193	22,836	1,193	—	1,193
General and administration expenses	5,596	3,887	1,709	3,887	50	3,837
Professional fees	7,831	6,102	1,729	6,102	—	6,102
Interest expense	3,670	—	3,670	—	—	—
Directors' fees and expenses	484	345	139	345	—	345
Deferred offering costs amortization	825	1,156	(331)	1,156	—	1,156
Organization costs	—	3,333	(3,333)	3,333	5,385	(2,052)
Total operating expenses	73,804	24,351	49,453	24,351	5,435	18,916
Less: Expenses reimbursed by Manager	(2,377)	(11,114)	8,737	(11,114)	(5,435)	(5,679)
Add: Expenses recouped by Manager	2,355	—	2,355	—	—	—
Less: Management fee and expense credits	(25,419)	—	(25,419)	—	—	—
Net operating expenses	48,363	13,237	35,126	13,237	—	13,237
Net investment income (loss) before income taxes	(6,252)	1,546	(7,798)	1,546	—	1,546
Provision for (benefit from) income taxes	—	82	(82)	82	—	82
Net investment income (loss)	(6,252)	1,464	(7,716)	1,464	—	1,464

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(2,042)	1,494	(3,536)	1,494	—	1,494
Foreign currency forward contracts	(65,263)	—	(65,263)	—	—	—
Total net realized gain (loss)	(67,305)	1,494	(68,799)	1,494	—	1,494

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	243,668	56,179	187,489	56,179	—	56,179
Foreign currency	(1)	—	(1)	—	—	—
Foreign currency translation	(100,005)	32,116	(132,121)	32,116	—	32,116
Foreign currency forward contracts	149,803	(18,862)	168,665	(18,862)	—	(18,862)
Total net change in unrealized appreciation (depreciation) before income taxes	293,465	69,433	224,032	69,433	—	69,433
Provision for (benefit from) income taxes	1,597	—	1,597	—	—	—
Total net change in unrealized appreciation (depreciation) after income taxes	291,868	69,433	222,435	69,433	—	69,433

Net increase in net assets resulting from operations	$218,311	$72,391	$145,920	$72,391	$—	$72,391

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”), and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

Dividend and other income increased $27,328 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Prior to the commencement of principal operations on June 1, 2023, the Company did not record dividend and other income.

Expenses

Total operating expenses increased $49,453 for the year ended December 31, 2024 as compared to the year ended December 31, 2023, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional operating expenses in the year ended December 31, 2024, as compared to the year ended December 31, 2023.

The Manager agreed to reimburse operating expenses of $2,377 and $11,114 and incurred by the Company for the years ended December 31, 2024 and 2023, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period.

The Manager recouped expenses of $2,355 incurred by the Company for the year ended December 31, 2024, pursuant to the Expense Limitation Agreement, respectively. No such expenses were recouped during the year ended December 31, 2023.

The Performance Participation Allocation (as defined below) increased $23,034 for the year ended December 31, 2024, respectively, as compared to the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Company accrued $31,369 and $8,335 of a Performance Participation Allocation, respectively.

For the years ended December 31, 2024 and 2023, the Manager earned $24,029 and $1,193 in gross Management Fees (as defined below), respectively. For the year ended December 31, 2024, the Company offset Management Fees and certain operating expenses of $25,419. No Management Fees and certain operating expenses were offset during the year ended December 31, 2023.

For the years ended December 31, 2023 and December 31, 2022, the Company incurred $3,333 and $5,385 of organization costs, respectively.

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

For the years ended December 31, 2024 and 2023, the Company recognized net investment income (loss) of $(6,252) and $1,464, respectively. Prior to the commencement of principal operations on June 1, 2023, the Company did not record net investment income or loss.

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain (loss) and net unrealized appreciation (depreciation) from our investments, foreign currency and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain or loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the years ended December 31, 2024 and 2023, we recorded a $(2,042) and $1,494 realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the year ended December 31, 2024, we recorded a $65,263 realized loss on the settlement of foreign currency forward contracts. We did not record a realized gain (loss) on the settlement of foreign currency forward contracts for the year ended December 31, 2023.

We recorded a net change in unrealized appreciation before income taxes of $293,465 and $69,433 for the years ended December 31, 2024 and 2023, respectively. This net change in unrealized appreciation before income taxes for the years ended December 31, 2024 and 2023 includes unrealized appreciation on investments of $243,668 and $56,179, respectively, related to the change in value of Infrastructure Assets; unrealized depreciation on foreign currency of $(1) and $—, respectively, related to the change in value based upon changes in foreign currency exchange rates; unrealized appreciation (depreciation) on foreign currency translation of $(100,005) and $32,116, respectively, related to the change in value based upon changes in foreign currency exchange rates; and unrealized appreciation (depreciation) on foreign currency forward contracts of $149,803 and $(18,862), respectively.

We recorded a total net change in unrealized appreciation after income taxes of $291,868 and $69,433 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the total net change in unrealized appreciation includes a provision for income taxes of $1,597 and on the holdings of certain equity investments in taxable subsidiaries.

Changes in Net Assets resulting from Operations

For the year ended December 31, 2024, we recorded a net increase in net assets resulting from operations of $218,311. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and foreign currency forward contracts, partially offset by our realized loss on foreign currency translation based upon changes in foreign currency exchange rates and foreign currency forward contracts and unrealized depreciation related to foreign currency translation based upon changes in foreign currency exchange rates.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2024 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2024
Investments at fair value (cost of $2,799,929)	$3,031,886
Cash and cash equivalents	342,122
Foreign currencies at fair value (cost of $426)	425
Other assets	148,611
Other liabilities	(276,256)
Accrued performance participation allocation	(6,642)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(2,630)
Transactional Net Asset Value	$3,237,516
Number of outstanding shares	114,085,418

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

Effective January 1, 2025, the Company updated its Transactional Net Asset Value calculation methodology such that the Company may exclude from the calculation of Transactional Net Asset Value as of the relevant valuation date, tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets).

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2024:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$457,224	$524,754	$1,332,797	$21,712	$834,667	$31,404	$1	$34,955	$1	$1	$3,237,516
Number of outstanding shares	16,112,717	18,479,917	47,010,082	765,609	29,417,967	1,107,237	40	1,191,769	40	40	114,085,418
Transactional Net Asset Value per Share as of December 31, 2024	$28.38	$28.40	$28.35	$28.36	$28.37	$28.36	$29.33	$29.33	$31.07	$31.06

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value as of December 31, 2024:

December 31, 2024
GAAP Net Asset Value	$3,122,467
Adjustment:
Accrued shareholder servicing fees and distribution fees	115,049
Transactional Net Asset Value	$3,237,516

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of December 31, 2024:

		As of December 31, 2024
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.4%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.2%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	87.7%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	11.1%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	11.6x	11.6x - 11.6x

Discounted Cash Flow	Weighted Average Cost of Capital	9.7%	6.4% - 15.2%
	Enterprise Value / LTM EBITDA Exit Multiple	14.4x	7.0x - 24.0x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of December 31, 2024:

Input	Hypothetical Change	Infrastructure Asset Values as of December 31, 2024
Weighted Average Cost of Capital	0.25% decrease	+2.32%
	0.25% increase	-2.28%

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

As of December 31, 2024, total unrealized appreciation on foreign currency forward contracts of $130,941. For the year ended December 31, 2024, the net change in unrealized appreciation on foreign currency forward contracts was $149,803. For the year ended December 31, 2024, the net realized loss on foreign currency forward contracts was $65,263.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for each of the year ended December 31, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	0.2900	0.2316	0.2317	0.2728	0.2900	0.2728	—	0.2900	0.2900
September 30, 2024	0.3000	0.2401	0.2402	0.2824	0.3000	0.2824	—	0.3000	0.3000
December 31, 2024	0.3000	0.2390	0.2391	0.2821	0.3000	0.2821	—	0.3000	0.3000
Total	$1.1700	$0.7107	$0.9331	$1.1003	$1.1700	$1.1003	$0.2220	$1.1700	$1.1700

Share Repurchases

We do not, and do not currently intend to, list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares, and we do not expect any secondary market to develop for our Shares. While a Shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and Infrastructure Assets, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. The applicable quarterly share repurchase limit, repurchase price and early repurchase fee are calculated based on the Company’s Transactional Net Asset Value.

The following table summarizes the Shares repurchased during the year ended December 31, 2024.

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	27.17	41,794	1,136	51	1,085
Class R Shares	27.19	19,357	526	26	500
Shares repurchased on August 5, 2024:
Class U Shares	27.48	37,579	1,033	52	981
Class R Shares	27.50	1,000	27	1	26
Shares repurchased on November 5, 2024:
Class U Shares	28.23	32,932	930	45	885
Class R Shares	28.25	32,980	932	46	886
Class S Shares	28.27	9,085	257	13	244
Class I Shares	28.25	3,185	90	4	86
Total		191,616	$5,300	$256	$5,044

Liquidity and Capital Resources

As of December 31, 2024, the Company had $342,122 and $425 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $400,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default. As of December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of December 31, 2024, the Line of Credit Borrowers had an outstanding balance of $229,128 under the Line of Credit.

We expect to generate cash primarily from the net proceeds from our continuous Private Offering, cash flows from our operations, our revolving credit facility, the Line of Credit, any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the cost of operations (including the Management Fee and Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows

The following table summarizes the changes to our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Cash flows from:	2024	2023	Change
Operating activities	$(1,623,369)	$(179,064)	$(1,444,305)
Financing activities	1,687,501	457,480	1,230,021
Net increase in cash and cash equivalents and foreign currencies at fair value	$64,132	$278,416	$(214,284)

Cash used in operating activities

Our net cash used in operating activities was $1,623,369 for the year ended December 31, 2024, which was primarily comprised of the usage of $1,587,895 of cash for the acquisition of Infrastructure Assets during the year ended December 31, 2024.

Cash provided by financing activities

Our net cash provided by financing activities was $1,687,501 for the year ended December 31, 2024, which was primarily comprised of $1,820,311 of proceeds from the issuance of Shares pursuant to our continuous Private Offering, partially offset by $90,000 repayment of borrowings under the line of credit.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2024, the Company has accrued $117,679 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 9. Commitments and Contingencies” to our consolidated financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of December 31, 2024, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $294,313, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of December 31, 2024 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $47,421, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. As of December 31, 2024, the Line of Credit Borrowers had an outstanding balance of $229,128 under the Line of Credit. The Line of Credit Borrowers and the Line of Credit Lender agreed to a 0.00% per annum interest rate on all borrowings outstanding under the Line of Credit as of December 31, 2024.

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

Item 8.    Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	94
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	95
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and for the period from September 23, 2022 (Date of Formation) through December 31, 2022	97
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024 and 2023	99
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	101
Condensed Consolidated Schedule of Investments as of December 31, 2024 and 2023	103
Notes to Consolidated Financial Statements	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of KKR Infrastructure Conglomerate LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of KKR Infrastructure Conglomerate LLC (the "Company"), including the condensed consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations for the years then ended and for the period September 23, 2022 (date of formation) through December 31, 2022, and the consolidated statements of changes in net assets and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations for the years then ended and for the period September 23, 2022 (date of formation) through December 31, 2022, and changes in its net assets and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 12, 2025

We have served as the auditor of the Company since 2022.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (cost of $2,799,929 and $895,257, respectively)	$3,031,886	$983,552
Cash and cash equivalents	342,122	278,417
Foreign currencies at fair value (cost of $426 and $—, respectively)	425	—
Deferred financing costs, net	10,597	—
Prepaids and other assets	3,846	—
Receivable for settlement of foreign currency forward contracts	1,786	—
Deferred offering costs, net	—	826
Due from Manager	—	16,549
Dividends receivable	1,441	1,429
Unrealized appreciation on foreign currency forward contracts	130,941	28
Total assets	3,523,044	1,280,801

Liabilities
Unrealized depreciation on foreign currency forward contracts	—	18,890
Line of credit	229,128	—
Accrued performance participation allocation	6,642	8,335
Accrued shareholder servicing fees and distribution fees	117,679	51,440
Distributions payable	30,202	9,480
Directors' fees and expenses payable	115	116
Other accrued expenses and liabilities	6,450	2,938
Due to Manager and affiliates	10,361	19,174
Organization costs payable	—	48
Offering costs payable	—	8
Total liabilities	400,577	110,429

Commitments and contingencies (Note 9)

Net assets	$3,122,467	$1,170,372

Net assets are comprised of
Class I Shares, 16,112,717 and 131,691 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	$457,224	$3,552
Class S Shares, 18,479,917 shares authorized, issued and outstanding as of December 31, 2024	489,957	—
Class U Shares, 47,010,082 and 28,088,229 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	1,253,543	706,586
Class R-D Shares, 765,609 and 353,076 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	21,323	9,328
Class R Shares, 29,417,967 and 16,671,146 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	834,667	449,523
Class D Shares, 1,107,237 and 380 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	30,795	11

Class E Shares, 40 shares authorized, issued and outstanding as of December 31, 2024 and 2023	1	1
Class F Shares, 1,191,769 and 49,830 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	34,955	1,369
Class G Shares, 40 shares authorized, issued and outstanding as of December 31, 2024 and 2023	1	1
Class H Shares, 40 shares authorized, issued and outstanding as of December 31, 2024 and 2023	1	1
Net assets	$3,122,467	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations

(Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022 (1)
Investment income
Dividend and other income	$42,111	$14,783	$—
Total investment income	42,111	14,783	—

Operating expenses
Performance participation allocation	31,369	8,335	—
Management fee expense	24,029	1,193	—
General and administration expenses	5,596	3,887	50
Professional fees	7,831	6,102	—
Interest expense	3,670	—	—
Directors' fees and expenses	484	345	—
Deferred offering costs amortization	825	1,156	—
Organization costs	—	3,333	5,385
Total operating expenses	73,804	24,351	5,435
Less: Expenses reimbursed by Manager	(2,377)	(11,114)	(5,435)
Add: Expenses recouped by Manager	2,355	—	—
Less: Management fee and expense credits	(25,419)	—	—
Net operating expenses	48,363	13,237	—
Net investment income (loss) before income taxes	(6,252)	1,546	—
Provision for (benefit from) income taxes	—	82	—
Net investment income (loss)	(6,252)	1,464	—

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(2,042)	1,494	—
Foreign currency forward contracts	(65,263)	—	—
Total net realized gain (loss)	(67,305)	1,494	—

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	243,668	56,179	—
Foreign currency	(1)	—	—
Foreign currency translation	(100,005)	32,116	—
Foreign currency forward contracts	149,803	(18,862)	—
Total net change in unrealized appreciation (depreciation) before income taxes	293,465	69,433	—
Provision for (benefit from) income taxes	1,597	—	—
Total net change in unrealized appreciation (depreciation) after income taxes	291,868	69,433	—

Net increase in net assets resulting from operations	$218,311	$72,391	$—

(1) Represents the period from September 23, 2022 (date of formation) to December 31, 2022.

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	429,911	511,962	496,346	10,097	338,837	30,601	2,557	—	33,262	—	—	1,853,573
Repurchases of shares	(90)	(257)	(3,208)	—	(1,745)	—	—	—	—	—	—	(5,300)
Reinvestment of distributions	2,185	2,633	27,652	602	19,795	262	6	—	3	—	—	53,138
Transfers in	19,308	2,568	—	527	8,850	—	—	—	—	—	—	31,253
Transfers out	(3,552)	—	(6,405)	—	(18,728)	—	(2,568)	—	—	—	—	(31,253)
Early repurchase fee	18	21	130	2	83	1	—	—	1	—	—	256
Distributions declared	(8,162)	(7,649)	(41,473)	(758)	(32,402)	(645)	(6)	—	(404)	—	—	(91,499)
Net increase (decrease) in net assets resulting from capital activity	439,618	509,278	473,042	10,470	314,690	30,219	(11)	—	32,862	—	—	1,810,168
Net investment income (loss)	(213)	(322)	(3,500)	(62)	(2,200)	(36)	—	—	81	—	—	(6,252)
Net realized gain (loss)	(5,903)	(7,211)	(32,635)	(529)	(20,437)	(542)	—	—	(48)	—	—	(67,305)
Net change in unrealized appreciation (depreciation)	20,170	24,494	149,270	2,359	93,091	1,781	12	—	691	—	—	291,868
Net increase (decrease) in net assets resulting from operations	14,054	16,961	113,135	1,768	70,454	1,203	12	—	724	—	—	218,311
Accrued shareholder servicing fees and distribution fees	—	(36,282)	(39,220)	(243)	—	(638)	(1)	—	—	—	—	(76,384)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$—	$1	$34,955	$1	$1	$3,122,467

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consideration from the issuance of shares	3,447	—	729,015	9,125	432,288	128	—	701,295	1,322	—	1	1,876,621
Repurchases of shares	—	—	—	—	—	—	—	(715,008)	—	—	—	(715,008)
Reinvestment of distributions	—	—	1,840	—	1,464	1	—	—	—	—	—	3,305
Transfers in	—	—	—	119	—	—	—	—	—	—	—	119
Transfers out	—	—	—	—	—	(119)	—	—	—	—	—	(119)
Accrued shareholder servicing fees and distribution fees	—	—	(52,443)	(194)	—	—	—	—	—	—	—	(52,637)
Distributions declared	(34)	—	(7,751)	(70)	(6,081)	(1)	—	(347)	(17)	—	—	(14,301)
Net investment income (loss)	(3)	—	827	(22)	556	1	—	92	13	—	—	1,464
Net realized gain (loss)	4	—	932	11	545	—	—	—	2	—	—	1,494
Net change in unrealized appreciation (depreciation)	138	—	34,166	359	20,751	1	—	13,969	49	—	—	69,433
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net increase in net assets from operations	$218,311	$72,391
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	—	1,193
Class F Shares issued as payment of directors' fees and expenses	200	129
Class F Shares issued as payment of performance participation allocation	33,062	—
Deferred financing costs amortization	2,319	—
Deferred offering costs amortization	825	1,156
Acquisition of Infrastructure Assets	(1,587,895)	(193,962)
Proceeds from return of capital on Infrastructure Assets	2,353	—
Net change in unrealized (appreciation) depreciation on investments	(243,668)	(56,179)
Net change in unrealized (appreciation) depreciation on foreign currency	1	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	100,005	(32,116)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(149,803)	18,862
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	(3,846)	596
(Increase) Decrease in deferred offering costs	—	(1,312)
(Increase) Decrease in due from Manager	16,549	(11,114)
(Increase) Decrease in dividends receivable	(12)	(1,429)
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	(1,786)	—
Increase (Decrease) in accrued performance participation allocation	(1,693)	8,335
Increase (Decrease) in directors' fees and expenses payable	(1)	116
Increase (Decrease) in other accrued expenses and liabilities	3,518	2,291
Increase (Decrease) in due to Manager	(11,752)	17,977
Increase (Decrease) in organization costs payable	(48)	(5,337)
Increase (Decrease) in offering costs payable	(8)	(661)
Net cash used in operating activities	(1,623,369)	(179,064)
Financing activities
Proceeds from issuance of shares	1,820,311	1,174,004
Proceeds from credit facility	150,000	—
Repayment of credit facility	(150,000)	—
Repayment of line of credit	(90,000)	—
Payment of deferred financing costs	(10,272)	—
Repurchases of shares	(5,044)	(715,008)
Payment of shareholder servicing fees and distribution fees	(7,881)	—
Payment for offering costs	(1,974)	—
Distributions	(17,639)	(1,516)
Net cash provided by financing activities	1,687,501	457,480
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(1)	—
Net increase in cash and cash equivalents and foreign currencies at fair value	64,131	278,416
Cash and cash equivalents and foreign currencies at fair value, beginning of period	278,417	1
Cash and cash equivalents and foreign currencies at fair value, end of period	$342,547	$278,417
Supplemental disclosure of cash flow information
Non-cash proceeds from line of credit in exchange for interests in Infrastructure Assets	$319,128	$—
Change in shareholder servicing fees and distribution fees payable	76,384	—

Reinvestment of distributions	53,138	—
Change in deferred financing costs payable	2,644	—
Cash paid for interest	(851)	—
Shares issued in exchange for interests in Infrastructure Assets	—	701,295

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments as of December 31, 2024

(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 32.7%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$483,362	15.5%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	481,759	15.4%
Other Infrastructure Assets (2)		Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	56,815	1.8%
Energy Security - 6.4%
Other Infrastructure Assets (2)		Energy Security	North America	Level III	Various	N/A	N/A	200,637	6.4%
Energy Transition - 36.5%
Smart Metering Systems Limited	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	301,663	9.7%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	247,239	7.9%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Energy Transition	North America	Level III	USD	N/A	N/A	230,000	7.4%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	193,320	6.2%
Other Infrastructure Assets (2)		Energy Transition	EMEA	Level III	Various	N/A	N/A	75,604	2.4%
Other Infrastructure Asset		Energy Transition	North America	(3)	USD	N/A	N/A	88,757	2.9%
Industrial Infrastructure - 5.5%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	173,156	5.5%
Social Infrastructure - 14.6%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	454,574	14.6%
Transportation - 1.4%
Other Infrastructure Assets (2)		Transportation	North America	Level III	USD	N/A	N/A	45,000	1.4%

Total Infrastructure Assets Investments (cost of $2,799,929)								$3,031,886	97.1%

Foreign Currency Forward Contracts
Barclays Bank PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	$162	—%
Barclays Bank PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	487	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	12,436	0.4%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	5,798	0.2%
Barclays Bank PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	23,300	261	—%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	65,000	1,075	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	895	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	3,381	0.1%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	2,078	0.1%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	33,681	1.1%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	189	—%
Macquarie Bank Limited	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	14,766	0.5%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	91,000	3,699	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	29,509	0.9%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	5,600	0.2%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	1,886	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	1,889	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,460	94	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	9,900	160	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	187	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	46,000	868	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,000	66	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	8,300	131	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	2,071	0.1%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	9,465	0.3%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	9,000	107	—%
Total Foreign Currency Forward Contracts								$130,941	4.2%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$341,780	10.9%
Total Investments in Money Market Funds (cost of $341,780)								$341,780	10.9%

Total Investments and Cash Equivalents (cost of $3,141,709)	$3,504,607	112.2%

(1) As of December 31, 2024, approximately 18.1%, 77.2% and 1.8% of the Company’s infrastructure assets were in North America, EMEA and Asia-Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, EMEA and Asia-Pacific, were $551,973, $2,206,831 and $41,125, respectively. The fair value of infrastructure assets in North America, EMEA and Asia-Pacific were $564,394, $2,410,677 and $56,815, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

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

K-INFRA conducts a continuous private offering of the following investor shares: Class S Shares, Class D Shares, and Class I Shares (collectively with the Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

Reclassifications

During the year ended December 31, 2024, the Company reclassified $6,102 for the year ended December 31, 2023 out of General and administration expense and into Professional fees on the Consolidated Statements of Operations. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of money market funds with financial institutions with maturities of three or fewer months at the time of acquisition. As of December 31, 2024 and 2023, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. For the year ended December 31, 2024, the Company did not incur organization costs. For the year ended December 31, 2023, the Company incurred organization costs of $3,333.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs incurred prior to the Company’s Initial Offering (defined below) are amortized over the first twelve months of operations on a straight-line basis. As of December 31, 2024, the total amount of the offering costs incurred by the Company was $1,983. For the years ended December 31, 2024 and 2023, the Company amortized $825 and 1,156 in deferred offering costs, respectively.

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

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2024 and 2023 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

The Company values certain Infrastructure Assets at their net asset value in accordance with practical expedient under ASC 820, Fair Value Measurement.

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

Performance Participation Allocation

Under the Fifth Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, KKR will be entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see “Note 5. Related Party Transactions”, below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

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

Adoption of New and Revised Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (“Topic 280”) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.

3.Investments

Summarized Infrastructure Assets Financial Information

The following tables present audited summarized operating data for the years ended December 31, 2024 and 2023 and summarized balance sheet data as of December 31, 2024 and 2023 for the above Infrastructure Assets in the aggregate in which the Company has an indirect equity interest, respectively:

Summarized Operating Data:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$11,121,050	$9,584,500
Expenses	11,253,768	9,329,360
Income before taxes	(132,718)	255,140
Income tax expense (benefit)	15,400	75,191
Consolidated net income (loss)	(148,118)	179,949
Net income (loss) attributable to non-controlling interests	(27,197)	(11,096)
Net income (loss)	$(120,921)	$168,853

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

Summarized Balance Sheet Data:

	December 31, 2024	December 31, 2023
Current assets	$8,964,140	$3,780,102
Noncurrent assets	80,644,857	47,052,635
Current liabilities	10,783,194	6,008,552
Noncurrent liabilities	43,607,847	20,836,434
Non-controlling interests	4,536,275	2,425,388
Equity	30,681,681	21,562,363

4.Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2024, according to the fair value hierarchy:

	December 31, 2024
Investments	Level I	Level II	Level III	Investment Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$2,943,129	$88,757	$3,031,886
Unrealized appreciation on foreign currency forward contracts	—	130,941	—	—	130,941
Investments in Money Market Funds	341,780	—	—	—	341,780
Total	$341,780	$130,941	$2,943,129	$88,757	$3,504,607

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2024
Infrastructure Assets	$983,552	$1,820,024	$(2,353)	$241,911	$(100,005)	$2,943,129
Total	$983,552	$1,820,024	$(2,353)	$241,911	$(100,005)	$2,943,129

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 attributable to Level III investments and foreign currency translation still held at December 31, 2024 was $241,911 and $(100,005), respectively.

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

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of December 31, 2024 and 2023:

					As of December 31, 2024		As of December 31, 2023
Level III Assets	Fair Value December 31, 2024	Fair Value December 31, 2023	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$2,943,129	$983,552	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.4%	5.0% - 10.0%	5.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.2%	0.0% - 25.0%	4.0%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	87.7%	0.0% - 100.0%	94.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	11.1%	0.0% - 100.0%	1.4%	0.0% - 100.0%	(6)

			Market comparables	Enterprise Value / Forward EBITDA Multiple	11.6x	11.6x - 11.6x	10.5x	10.5x - 10.5x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	9.7%	6.4% - 15.2%	9.7%	6.7% - 12.1%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	14.4x	7.0x - 24.0x	13.9x	9.5x - 21.0x	Increase

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

For the years ended December 31, 2024 and 2023, the Manager earned $24,029 and $4,255 in gross Management Fees, respectively.

For the years ended December 31, 2024 and 2023, the Company offset Management Fees and certain operating expenses of $25,419 and $3,062, respectively.

As of December 31, 2024 and 2023, there were unapplied credits of $19,797 and $6,533, respectively, to be carried forward that relate to Other Fees earned.

As of December 31, 2024 and 2023, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

A Performance Participation Allocation accrual of $6,642 and $8,335 was recorded as of December 31, 2024 and 2023 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $31,369 and $8,335 Performance Participation Allocation for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company issued approximately 1,134,757 Class F Shares to KKR in satisfaction of the Performance Participation Allocation. For the year ended December 31, 2023, the Company did not issue Class F Shares to KKR in satisfaction of the Performance Participation Allocation.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2024 and 2023, the Company has accrued $117,679 and $51,440, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

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

For the years ended December 31, 2024 and 2023, the Manager agreed to reimburse expenses of $2,377 and $11,114, respectively, incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period.

For the year ended December 31, 2024, the Manager recouped expenses of $2,355 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement. For the year ended December 31, 2023, the Manager did not recoup expenses incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2024, the Company has recorded $10,361 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement and payable for Infrastructure Assets acquired.

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

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
September 30, 2022	$1,283	September 30, 2025
December 31, 2022	1,797	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
September 30, 2024	—	September 30, 2027
December 31, 2024	—	December 31, 2027
Total	$16,571

As of December 31, 2024 and 2023, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

The Line of Credit expires on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Line of Credit Lender and its assignees shall have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of December 31, 2024, the Line of Credit Borrowers had an outstanding balance of $229,128 under the Line of Credit. The Line of Credit Borrowers and Line of Credit Lender agreed to a 0.00% per annum interest rate on all borrowings outstanding as of December 31, 2024.

The estimated fair value of the outstanding balance under the Line of Credit is $217,703 as of December 31, 2024. Fair value was estimated based on current rates available to the Company for debt of the same maturities and which would be considered Level 2 in the fair value hierarchy.

Infrastructure Assets

For the year ended December 31, 2024, KKR Alternative Assets LLC, an indirect subsidiary of KKR, contributed ownership interests in certain Infrastructure Assets to the Company for aggregate consideration of $378,487 in exchange for cash and borrowings under the Line of Credit.

For the year ended December 31, 2023, the Company issued Class E Shares of the Company to KKR Alternative Assets LLC for aggregate consideration of $701,295 in exchange for the contribution to the Company of ownership interests in certain Infrastructure Assets.

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the year ended December 31, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2024
Class I Shares	131,691	15,332,934	(3,185)	77,826	705,142	(131,691)	16,112,717
Class S Shares	—	18,301,492	(9,085)	93,661	93,849	—	18,479,917
Class U Shares	28,088,229	18,268,094	(116,365)	1,003,269	—	(233,145)	47,010,082
Class R-D Shares	353,076	371,276	—	21,857	19,400	—	765,609
Class R Shares	16,671,146	12,451,967	(62,981)	717,816	324,521	(684,502)	29,417,967
Class D Shares	380	1,097,459	—	9,398	—	—	1,107,237
Class R-S Shares	—	93,561	—	220	—	(93,781)	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	1,141,844	—	95	—	—	1,191,769
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	67,058,627	(191,616)	1,924,142	1,142,912	(1,143,119)	114,085,418

The following table is a summary of the movement in the Company’s outstanding Shares during the year ended December 31, 2023:

	Shares Outstanding as of December 31, 2022	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2023
Class I Shares	—	131,691	—	—	—	—	131,691
Class U Shares	—	28,018,234	—	69,995	—	—	28,088,229
Class R-D Shares	—	348,540	—	—	4,536	—	353,076
Class R Shares	—	16,615,471	—	55,675	—	—	16,671,146
Class D Shares	—	4,889	—	29	—	(4,538)	380
Class E Shares	—	27,410,557	(27,410,517)	—	—	—	40
Class F Shares	—	49,822	—	8	—	—	49,830

Class G Shares	40	—	—	—	—	—	40
Class H Shares	—	40	—	—	—	—	40
Total	40	72,579,244	(27,410,517)	125,707	4,536	(4,538)	45,294,472

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

The following table summarizes the Shares repurchased during the year ended December 31, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	27.17	41,794	1,136	51	1,085
Class R Shares	27.19	19,357	526	26	500
Shares repurchased on August 5, 2024:
Class U Shares	27.48	37,579	1,033	52	981
Class R Shares	27.50	1,000	27	1	26
Shares repurchased on November 5, 2024:
Class U Shares	28.23	32,932	930	45	885
Class R Shares	28.25	32,980	932	46	886
Class S Shares	28.27	9,085	257	13	244

Class I Shares	28.25	3,185	90	4	86
Total		191,616	$5,300	$256	$5,044

The Company did not repurchase any Shares under the share repurchase plan for the year ended December 31, 2023.

Early Repurchase Fee

Under the Company’s share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

Repurchase Arrangement for Class E Shares held by KKR

On the last calendar day of each month the Company offers to repurchase Class E Shares from KKR having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow (defined below)) of Shares repurchased by the Company during such month pursuant to the Company’s share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, the Company will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from KKR will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until the Company has repurchased all of KKR’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for KKR is not subject to the repurchase limitations in the Company’s share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.

Notwithstanding the foregoing, no repurchase offer will be made to KKR during any month in which (1) the 5% quarterly repurchase limitation of its share repurchase plan has been decreased or (2) the full amount of all Shares requested to be repurchased under the Company’s share repurchase plan is not repurchased. Additionally, the Company may elect not to offer to repurchase shares from KKR, or may offer to purchase less than the Monthly Repurchase Amount, if, in the Company’s judgment, the Company determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company as a whole. Further, the Company’s Board may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the Company’s best interests and the best interests of its Shareholders. KKR will not request that its Class E Shares be repurchased under the Company’s share repurchase plan.

For the year ended December 31, 2024, pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”), the Company did not repurchase any Class E Shares of the Company from KKR.

7.Credit Facility

Revolving Credit Agreement

On April 3, 2024, certain subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (as amended from time to time, the “Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent and collateral agent, KKR Capital Markets LLC, an indirect subsidiary of KKR & Co. Inc. and affiliate of the Company, as joint lead arranger, and the lenders party thereto. On April 3, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $150,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default.

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

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) daily or term SOFR plus a spread of 3.25% per annum or (ii) a reference rate plus a spread of 2.25% per annum. Advances under the Credit Agreement denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards plus a spread of 3.25% per annum. If the usage under the Credit Agreement is less than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.50% per annum of the principal obligations. If the usage under the Credit Agreement is equal to or greater than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.40% per annum of the principal obligations.

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants.

The Company incurred $12,916 of costs associated with entry into the Credit Agreement and Credit Agreement Amendment. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, total remaining unamortized deferring financing costs for the Credit Agreement was $10,597.

As of December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of December 31, 2024.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the year ended December 31, 2024:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares
March 31, 2024	$0.2800	$—	$0.2221	$0.2630	$0.2800	$0.2630	$0.2220	$0.2800	$0.2800
June 30, 2024	0.2900	0.2316	0.2317	0.2728	0.2900	0.2728	—	0.2900	0.2900
September 30, 2024	0.3000	0.2401	0.2402	0.2824	0.3000	0.2824	—	0.3000	0.3000
December 31, 2024	0.3000	0.2390	0.2391	0.2821	0.3000	0.2821	—	0.3000	0.3000
Total	$1.1700	$0.7107	$0.9331	$1.1003	$1.1700	$1.1003	$0.2220	$1.1700	$1.1700

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, with payments on April 24, 2024, July 25, 2024, October 25, 2024 and January 28, 2025, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies

Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of December 31, 2024 and 2023, KKR had unfunded commitments consisting of $270,356 and $33,500 related to its investment in Infrastructure Assets, respectively.

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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the period from January 1, 2024 through December 31, 2024:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$—	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	4.64	0.82	0.33	—	0.98	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.03	0.04	0.02	—	0.02	—	—	—	—
Transfers in	—	27.36	—	0.02	—	—	—	—	—	—
Transfers out	—	—	(0.01)	—	—	—	—	—	—	—
Early repurchase fee	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(1.17)	(0.71)	(0.93)	(1.10)	(1.17)	(1.10)	(1.17)	(1.17)	—	—
Net increase (decrease) in net assets resulting from capital activity	(1.19)	31.32	(0.08)	(0.73)	(1.17)	(0.10)	(1.17)	(1.17)	—	—
Net investment (loss) income (2)	(0.04)	(0.03)	(0.08)	(0.09)	(0.08)	(0.08)	0.30	0.24	0.30	0.30
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	2.65	(0.85)	2.58	2.62	2.66	2.87	2.73	2.77	2.83	2.82
Net increase (decrease) in net assets resulting from operations	2.61	(0.88)	2.50	2.53	2.58	2.79	3.03	3.01	3.13	3.12
Accrued shareholder servicing fees and distribution fees (2)	—	(3.93)	(0.91)	(0.36)	—	(1.49)	—	—	—	—
Net asset value per share at the end of period (December 31, 2024)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Weighted average shares outstanding at end of period (December 31, 2024)	5,145,233	9,238,186	43,184,376	668,765	26,821,510	427,827	40	339,370	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.65%	0.46%	0.80%	0.75%	0.75%	0.68%	0.79%	0.67%	0.78%	0.78%
Operating expenses reimbursed and/or recouped by Manager (6) (7)	0.17%	0.12%	(0.03)%	(0.01)%	(0.03)%	0.16%	(0.07)%	0.16%	(0.06)%	(0.06)%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.82%	0.58%	0.77%	0.74%	0.72%	0.84%	0.72%	0.83%	0.72%	0.72%
Performance Participation Allocation (6)	1.39%	1.00%	1.45%	1.43%	1.37%	1.47%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	2.21%	1.58%	2.22%	2.17%	2.09%	2.31%	0.72%	0.83%	0.72%	0.72%

Net investment income (loss) (6)	(0.15)%	(0.13)%	(0.31)%	(0.34)%	(0.30)%	(0.30)%	1.08%	0.81%	1.07%	1.07%
Total GAAP return attributed to Shares based on net asset value (10)	9.61%	(0.51)%	9.70%	9.62%	9.57%	8.64%	11.03%	10.95%	11.20%	11.17%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from June 1, 2023 (commencement of principal operations) through December 31, 2023:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (June 1, 2023)	$—	$—	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares	26.17	26.02	26.18	26.02	26.18	25.58	26.53	—	25.00
Repurchases of shares	—	—	—	—	—	0.51	—	—	—
Reinvestment of distributions	—	0.26	—	0.28	0.37	—	(0.66)	—	—
Transfers in	—	—	0.12	—	—	—	—	—	—
Transfers out	—	—	—	—	0.11	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.14)	(0.70)	—	(0.11)	—	—	—	—
Distributions declared (3)	(0.51)	(0.40)	(0.25)	(0.51)	(0.48)	(0.51)	(0.45)	—	—
Net investment (loss) income (2)	(0.02)	0.05	(0.08)	0.05	0.32	0.04	0.41	0.38	0.38
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	1.32	2.37	1.14	1.12	0.22	1.85	1.66	2.56	2.56
Net increase (decrease) in net assets	0.79	(0.86)	0.23	0.94	0.43	1.89	0.96	2.94	2.94
Net asset value per share at the end of period (December 31, 2023)	$26.96	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Net assets at end of period (December 31, 2023)	$3,552	$706,586	$9,328	$449,523	$11	$1	$1,369	$1	$1
Shares outstanding at end of period (December 31, 2023)	131,691	28,088,229	353,076	16,671,146	380	40	49,830	40	40
Weighted average shares outstanding at end of period (December 31, 2023)	62,104	16,694,109	278,559	10,315,650	1,814	2,234,273	32,105	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (5)
Operating expenses before Performance Participation Allocation (6)	0.42%	0.66%	0.18%	0.64%	0.91%	0.80%	0.36%	0.52%	0.52%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (8)	2.19%	2.91%	1.10%	2.77%	2.71%	3.23%	0.99%	1.80%	1.80%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (8)	1.62%	1.90%	0.87%	1.80%	1.43%	0.80%	0.36%	0.52%	0.52%
Operating expenses after Performance Participation Allocation (6) (9)	1.62%	1.90%	0.87%	1.80%	1.43%	0.80%	0.36%	0.52%	0.52%
Net investment income (loss) (6)	(0.07)%	0.20%	(0.30)%	0.21%	1.26%	0.17%	1.52%	1.31%	1.31%
Total GAAP return attributed to Shares based on net asset value (10)	10.46%	(2.12)%	3.11%	10.40%	5.10%	26.32%	9.41%	11.00%	11.00%

(1) Per share data may be rounded in order to recompute the ending net asset value per share.

(2) The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3) The per share data for distributions declared reflect the actual amount of distributions declared per share during the applicable period.

(4) The amount shown is the balancing amount derived from the other figures in the schedule. The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in Infrastructure Assets for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

(5) Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.

(6) Weighted average net assets during the applicable period are used for this calculation.

(7) Ratios presented before accounting for the accrual of the Performance Participation Allocation.

(8) Ratios presented after accounting for the accrual of the Performance Participation Allocation.

(9) Ratios presented after expenses reimbursed and/or recouped by Manager.

(10) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 5. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

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

Income (loss) before tax expense (benefit) includes the following components:

	Years Ended December 31,
	2024	2023
Income (loss) before income taxes:
United States	$(18,399)	$(5,049)
Foreign	238,307	77,523
Total income (loss) before income taxes	$219,908	$72,474

The Company incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Current:
Federal	$42	$—
State and Local	—	—
Foreign	—	—
Total current income taxes	42	—
Deferred:
Federal	1,571	66
State and Local	(16)	16
Foreign	—	—
Total deferred income taxes	1,555	82
Total income taxes	$1,597	$82
The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate:

	Years Ended December 31,
	2024	2023
U.S. Partnership Federal Statutory Tax Rate	—%	—%
Income taxed at federal corporate tax rate	0.7%	0.1%
State and Local Income Taxes	—%	—%
Effective income tax rate	0.7%	0.1%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal net operating losses	$1	$—
Interest disallowance carryforward	3,211	—
Total deferred tax assets before valuation allowance	3,212	—
Valuation allowance	(3,212)	—
Total deferred tax assets	—	—
Deferred tax liabilities:
Unrealized appreciation on investments	1,636	82
Total deferred tax liabilities	1,636	82
Deferred tax liabilities, net	$(1,636)	$(82)

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

As of December 31, 2024, the Company has U.S. federal and state interest limitation carryforwards with indefinite lives and net operating loss carryforwards with indefinite lives of $12,986 and $5, respectively.

As of December 31, 2024, a valuation allowance of $3,212 was recorded on the deferred tax assets as the Company believes those deferred tax assets will not more likely than not be realized. As of December 31, 2023, the Company had no valuation allowances established.

Tax Contingencies

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2024, tax years including and after 2023 are subject to examinations by the tax authorities.

12.Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. The Company’s CEO acts as the Company’s CODM and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in Company’s confidential Private Placement Memorandum (“PPM”), against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

13.Subsequent Events
Unregistered Sales of Equity Securities

On January 2, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on January 21, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class S Shares	5,370,445	$152,499
Class I Shares	2,959,203	83,972
Class D Shares	72,448	2,055
Total		$238,526

On February 3, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on February 24, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class S Shares	3,534,812	$100,931
Class I Shares	2,748,351	78,478
Class D Shares	76,749	2,190
Total		$181,599

Distribution Reinvestment Plan

On January 28, 2025, pursuant to the DRIP, the Company issued approximately 115,443 Class I Shares, 125,250 Class S Shares, approximately 308,001 Class U Shares, approximately 7,496 Class R-D Shares, approximately 223,641 Class R Shares, 8,679 Class D Shares and approximately 36 Class F Shares, for aggregate consideration of $22,370 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on February 5, 2025 by the Company in connection with the Company’s share repurchase plan:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R Shares	$28.37	92,520	$2,625	$127	$2,498
Class U Shares	28.35	43,791	1,242	60	1,182
Class I Shares	28.38	10,840	308	15	293
Class S Shares	28.40	2,693	76	4	72
Total		149,844	$4,251	$206	$4,045

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Executive Officers

Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Raj Agrawal	51	Chairman of the Board	2022
Tara Davies	47	Director	2022
James Cunningham	46	Director	2022
Independent Directors:
Joshua Mills	53	Director	2022
Philip Nolan	71	Director	2022
John W. Somerhalder II	69	Director	2022
Executive Officers:
Tara Davies	47	Chief Executive Officer	2022
James Cunningham	46	Chief Investment Officer	2022
Michael Ryan	49	Chief Operating Officer	2022
Jeffrey B. Van Horn	64	Chief Financial Officer	2022
Sung Bum Cho	50	General Counsel & Secretary	2023

Each director will hold office until his or her death, resignation, removal or disqualification.

As previously disclosed, Mr. Van Horn intended to retire in the calendar year 2025. On February 26, 2025, Mr. Van Horn informed the Company of his resignation as Chief Financial Officer, effective as of March 15, 2025. In connection with the resignation of Mr. Van Horn, on February 26, 2025, the Company appointed Mark Matthews as Chief Financial Officer, effective March 15, 2025.

Each officer of the Company may be removed from office with or without cause at any time by either (i) the Board or (ii) holders of a majority of the outstanding Class G Shares.

Biographical Information

Directors

Our directors have been divided into two groups — Independent Directors and Non-Independent Directors.

Non-Independent Directors

Raj Agrawal, Chairman of the Board, joined KKR in 2006 and has 26 years of experience. He is the Global Head of KKR’s Infrastructure business and helps oversee KKR’s Impact and Energy investing businesses. He is Chairman of the Infrastructure Investment Committee and serves as a member of the Infrastructure Portfolio Management Committee, the Impact Investment Committee and the Energy Investment Committee. Prior to joining KKR, he was a vice president with Warburg Pincus, where he was involved in the execution and oversight of a number of investments in the energy and infrastructure sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners, where he played a role in the Firm’s business and manufacturing services investments, and McKinsey & Company, where he provided strategic, merger and acquisition advice to clients in a variety of industries. He holds a B.A., Honors and Distinction, Phi Beta Kappa, from Stanford University and an M.B.A., Arjay Miller Scholar, from the Stanford University Graduate School of Business. Mr. Agrawal’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR, and its infrastructure business in particular, provide significant value to our Board of Directors.

Tara Davies, Chief Executive Officer of the Company and a member of its Board, joined KKR in 2016 and serves as Co-Head of KKR EMEA and Co-Head of European Infrastructure. She is a member of KKR’s Infrastructure Investment Committee and Infrastructure Portfolio Management Committee and previously served as KKR’s Global Head of Core Infrastructure. Ms. Davies has spent over 20 years in the global infrastructure industry working in both Sydney and London. Prior to joining KKR, she was a senior managing director at Macquarie Group. Ms. Davies began her career at Price Waterhouse and is a qualified Chartered Accountant. Ms. Davies currently serves on the boards of Viridor Limited, John Laing Group Limited, Grove Education and Redeia Infraestructuras de Telecomunicación (Reintel). She previously served on the boards for a joint venture with the Abu Dhabi National Oil Company, Telxius Telecom S.A., Acciona, S.A., Telenor ASA, X-Elio Energy SL, X-Elio, Acciona Energia and Calisen plc. Ms. Davies also sits on the board of the Global Infrastructure Investor Association, an association that promotes private investment in infrastructure. She holds a Bachelor of Commerce degree from the University of Sydney. Ms. Davies’ intimate knowledge of KKR’s infrastructure business and operations and her experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.

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

Philip Nolan, member of the Company’s Board, served as Non-executive Chairman of Associated British Ports from 2017 to 2024. He also served as a Non-executive Chairman of Encyclis, which owns and operates energy from waste plants in the UK and EU, through December 2023. From February 2020 until March 2021, Mr. Nolan served as a Non-executive Chairman at Calisen plc, a company that supplies, finances and installs smart electricity meters. Prior to Calisen plc, he served in various roles including Chairman of John Laing plc and Chairman of Ulster Bank DAC. Prior to that, he held several roles in BG plc, including Executive Director and Chief Executive Officer with Transco plc. Mr. Nolan has served as a board member of companies in multiple industries, including banking, natural resources, infrastructure and telecommunications. He holds a BSc. and PhD from Geology Queens University Belfast and an M.B.A. from London Business School. Mr. Nolan’s varied experience serving on the board of companies in the banking, natural resources, infrastructure and telecommunications industries provides significant value to our Board of Directors.

John W. Somerhalder II, member of the Company’s Board, was Chairman of First Energy Corporation, an electric transmission, distribution and generation utility serving 6 million customers in 5 states, from June 2022 until December 2024, and currently serves as a Director. He served FirstEnergy as Executive Vice Chairman from March 2021 until June 2022 and as Interim President and Chief Executive Officer from September 2022 until June 2023. He served CenterPoint Energy, Inc. as Interim President and Chief Executive Officer from February until June 2020. Mr. Somerhalder served as

President and Chief Executive Officer of AGL Resources, serving over 4.5 million utility customers in seven states. He has also served on the boards of the Edison Electric Institute, the American Gas Association and the Georgia Chamber of Commerce. Mr. Somerhalder previously served on the boards of CenterPoint Energy, Inc., Gulfport Energy Corporation, Crestwood Equity Partners, Enable Midstream Partners, LP and SunCoke Energy Partners, L.P. Mr. Somerhalder holds a B.S. degree in chemical engineering from the University of Arizona. Mr. Somerhalder’s experience in leading a number of companies in the energy and utilities industry both as a member of the board and CEO provides significant value to our Board of Directors.

Executive Officers

Tara Davies, Chief Executive Officer of the Company and a member of its Board. See “—Non-Independent Directors” for Ms. Davies’ biography.

James Cunningham, Chief Investment Officer of the Company and a member of its Board. See “—Non-Independent Directors” for Mr. Cunningham’s biography.

Michael Ryan, Chief Operating Officer of the Company, joined KKR in 2022 and is a Managing Director on KKR’s Infrastructure team. Prior to joining KKR, Mr. Ryan was Head of Evergreen Portfolios at Hamilton Lane, a private markets asset manager, from 2019 to 2022 where he led the development and management of Hamilton Lane’s open-ended private markets solutions. Prior to this role, he headed Hamilton Lane’s Research group from 2008 to 2019 where his work informed portfolio construction, risk assessment and product structure across Hamilton Lane’s portfolios. Prior to joining Hamilton Lane, Mr. Ryan was a principal at Capital Z Investment Partners and started his career in investment banking at Merrill Lynch. Mr. Ryan received a B.A. in Economics and Computer Science from Williams College and is a CFA Charterholder.

Jeffrey B. Van Horn, Chief Financial Officer of the Company, joined KKR in 2004 and is currently a Managing Director and the Chief Financial Officer of KKR's Credit business and the Chief Financial Officer of KKR Private Equity Conglomerate LLC. Mr. Van Horn is also the Chief Operating Officer, Executive Vice President and Director of Tax of KKR Financial Holdings LLC. Previously, he was the Co-Head of the KKR Global Tax Team and the KKR Global Public Markets Tax Director. He also served as the Chief Financial Officer of KKR Financial Holdings LLC from May 2006 to November 2010. Before joining KKR, Mr. Van Horn worked in various finance positions, including senior vice president of Investments and Chief Financial Officer of AvalonBay Communities, Inc. and its predecessor, Bay Apartment Communities, Inc., respectively. Prior to that, he was a tax partner with Arthur Andersen LLP serving clients in the real estate, leasing, private equity, and REIT industries. Mr. Van Horn was also a member of Arthur Andersen’s firmwide Partnership and REIT Tax Specialty Teams. He graduated summa cum laude with a B.A. in Business Administration from California State University, Stanislaus. Mr. Van Horn is also a California licensed Certified Public Accountant (inactive).

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

Committees

The Board has an Audit Committee and may form additional Board committees in the future. The Company also has an Executive Committee and a Repurchase Committee, whose membership is not limited to Board members.

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

Executive Committee

Our Executive Committee reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company and the related Infrastructure Assets, and manages the Company’s ownership and control of Infrastructure Assets based upon recommendations from the Manager. Our Executive Committee is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

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

Delinquent Section 16(a) Reports

Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2024 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis.

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

Insider Trading Policy

We have adopted a trading policy that governs the purchase and sale of the Company's securities by our directors, officers, employees, if any, and certain other individuals. This policy is designed to reasonably promote compliance by these persons with U.S. securities laws, rules and regulations governing insider trading. Our trading policy that governs the purchase and sale of Company securities is filed as Exhibit 19.1 to this Annual Report.

Item 11.    Executive Compensation

Compensation of Executive Officers

Our Executive Committee and corporate senior management team is comprised of Company officers as well as employees of KKR that are assigned or seconded to the Company. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations are managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment executives employed by the Manager or its affiliates.

None of our executive officers receive direct compensation from us or any pension or retirement benefits, perquisites or other personal benefits and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company. We will reimburse the Manager and/or their affiliates for Company Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment executives that provide services to the Company). In the case of Ms. Davies and Messrs. Van Horn and Cunningham, we cannot identify the portion of the compensation received by such executive officers that relates solely to such executive officers’ services to us. Conversely, in the case of Messrs. Ryan and Cho, we reimburse the Manager for the allocable portion of compensation received by such executive officers, attributed to service to the Company, up to a certain cap; for the year ended December 31, 2024, we recorded $337,025 and $163,839 for compensation remitted to Messrs. Ryan and Cho, respectively, paid by the Manager on behalf of the Company. The Company does not grant stock options (or similar equity awards) to its executive officers.

Additionally, certain executive officers and non-independent directors, through their financial interests in the Company, are entitled to a portion of the profits earned by the Company, which includes any fees payable to the Company under the terms of the Management Agreement, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The following table sets forth the compensation paid by us to our directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Raj Agrawal	$-	$-	$-
Tara Davies	-	-	-
James Cunningham	-	-	-
Joshua Mills (1)	110,000	50,000	160,000
Philip Nolan (1)	100,000	50,000	150,000
John W. Somerhalder II (2)	75,000	75,000	150,000

(1)Represents the aggregate grant date fair value of awards of Class F Shares calculated under FASB’s ASC 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $50,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.

(2)Represents the aggregate grant date fair value of awards of Class F Shares calculated under FASB’s ASC 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $75,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.

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

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percent of Shares Beneficially Owned (2)
KKR Group Assets Holdings III L.P. (3)	40	100%

(1)The address of the beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)Number of Shares and percent beneficially owned presented in the table relate to Class G Shares, which is the only share class held by the beneficial owner, and such shares have voting rights.

(3)KKR Group Assets Holdings III L.P. is a wholly owned subsidiary of KKR & Co. Inc.

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

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percent of Shares Beneficially Owned (2)
Raj Agrawal	—	—%
Tara Davies	—	—%
James Cunningham	—	—%
Joshua Mills	3,834	0.3%
Philip Nolan (3)	3,973	0.3%
John W. Somerhalder II	6,431	0.5%
Michael Ryan	—	—%
Jeffrey B. Van Horn	—	—%
Sung Bum Cho	—	—%
Directors and executive officers as a group (9 persons)	14,238	1.2%

(1)The address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)Number of Shares and percent beneficially owned presented in the table relate to Class F Shares, which is the only share class held by our directors, and such shares do not have voting rights.

(3)Represents 3,973 Shares held indirectly through Nalon Management Services Ltd. Mr. Nolan is the sole shareholder and Company Secretary of Nalon Management Services Ltd. Mr. Nolan has sole investment power over such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation—Compensation of Directors.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

All dollar amounts in “Item 13. Certain Relationships and Related Transactions, and Director Independence” are in thousands, unless otherwise noted.

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

The Management Fee is payable monthly in arrears in an amount equal to (i)1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the “Initial Offering” (provided, that for Class U Shares, Class R-S Shares and Class R Shares, such Shares were purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100 million in Shares and shares of any class of KKR Infrastructure Fund SICAV SA and KKR Infrastructure Fund (Master) FCP as well as any parallel vehicle formed to invest alongside the aforementioned entities and that are direct or indirect parent companies of KIF Aggregator L.P. (collectively, “KIF”) during the 12-month period following the Initial Offering), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”

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

For the year ended December 31, 2024, the Manager earned $24,029 in gross Management Fees, which were offset by $24,029, resulting no net Management Fees.

As of December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Expense Limitation and Reimbursement Agreement

On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (as amended, the “Expense Limitation Agreement”) with the Manager. Pursuant to the Expense Limitation Agreement, the Manager has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the

Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement was in effect through and including December 31, 2023, and on December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager to extend the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. The Expense Limitation Agreement was not renewed by the Manager and the Company following the end of the Limitation Period on December 31, 2024.

Under the Expense Limitation Agreement, the Company had agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

For the years ended December 31, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period.

For the year ended December 31, 2024, the Manager recouped expenses of $2,355 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement.

As of December 31, 2024, the Company has recorded $10,361 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement and payable for Infrastructure Assets acquired.

Management Fee Offset

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). Any such fees that are accrued or paid with respect to Warehoused Assets before the Balance Sheet contributes such Warehoused Assets to the Company (i) prior to the Initial Offering, were not credited to the Company (and as such, were not Other Fees) and (ii) following the Initial Offering, are credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.

The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as reduced by any Broken Deal Expenses previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, KKR Capstone fees, service costs, asset leasing fees, loan servicing fees and regulated broker dealer fees do not constitute Other Fees. Additionally, the Manager, in its sole discretion, may forgo reimbursement by the Company of certain expenses incurred by the Manager or its affiliates (other than the Company and its subsidiaries) on behalf of the Company in each calendar month (the “Other Offsetable Amounts” and, together with the Management Fee, the “Offsetable Fees”) to the extent there remains any Other Fees that are not used to offset the Management Fee. Any Other Fees used to offset such Other Offsetable Amounts will not be applied again to offset future Management Fees.

If the Company and more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) has an ownership interest in any Infrastructure Asset paying transaction or monitoring fees, or if more than one KKR Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) would have participated in an unconsummated acquisition of an Infrastructure Asset generating Other Fees, then only such portion of the Other Fees that is fairly allocable to the Company based on the nature of the transaction giving rise to such Other Fees will be included in the offsets described above.

KKR and its affiliates are also expected to receive customary fees at market rates for providing capital markets services to or in respect of Infrastructure Assets owned and controlled by the Company, including in connection with securities, financing, derivative, hedging or M&A transactions, and such fees will not be credited against the Offsetable Fees in the manner contemplated above. In addition, KKR and its affiliates are also expected to receive customary fees at market rates for providing operational consulting services to or in respect of actual or potential Infrastructure Assets owned and controlled by the Company, and such fees will not be credited against the Offsetable Fees in the manner contemplated above. Likewise, directors’ fees paid to KKR Capstone or Capstone Executives will not be credited against the Offsetable Fees in the manner contemplated above. Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and other consultants of KKR, none of which are affiliates of KKR, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against the Offsetable Fees in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of KKR.

KKR and its affiliates are also expected to receive amounts from Infrastructure Assets owned and controlled by the Company or from entities through which the Company owns and controls an Infrastructure Asset for local administration or management services related to such Infrastructure Asset that (i) are determined by the Manager, acting in good faith, to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services. KKR and its affiliates may in addition receive fees or other payments from Infrastructure Assets owned and controlled by the Company or from entities through which the Company owns and controls Infrastructure Assets for loan administration services, loan or asset resolution, restructuring and reconstruction and other similar services (including sourcing) provided or performed by asset reconstruction companies, other asset recovery firms, loan administration companies or similar companies affiliated with KKR.

Further, the Company, its Infrastructure Assets or entities through which the Company owns and controls any Infrastructure Assets may retain service providers affiliated with KKR or in which KKR or its affiliate has an interest to provide necessary services for fees, including assistance with sourcing of leasing opportunities and negotiating of financing relating thereto as well as repurposing and maintenance services (“Asset Leasing Services”). Asset Leasing Services will include any such services that are performed in connection with aircraft leasing investments. No amount of fees or compensation relating to loan administration and similar services or local administration or management services described above, Asset Leasing Services received by any affiliated or other service providers in which KKR has a proprietary interest will be credited against the Management Fee in the manner contemplated above.

Company Expenses

Under the LLC Agreement, the Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its Infrastructure Assets (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any Infrastructure Asset or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees or other KKR personnel, incurred in association with the administration of the Company and its Infrastructure Assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual Infrastructure Assets, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by Infrastructure Assets in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the following activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of Infrastructure Assets and potential Infrastructure Assets (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or such affiliate has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and Capstone Executives attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its Infrastructure Assets and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, including in relation to making distributions to the shareholders, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and sustainability-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, expenses associated with participating in marketing events hosted by broker dealers or sponsored by the Manager or its affiliates, and travel expenses relating to the ongoing offering of Shares and the aforementioned activities) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual Infrastructure Assets, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its Infrastructure Assets; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries. The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Performance Participation Allocation

Under the LLC Agreement, for as long as the Management Agreement has not been terminated, the Class H Members may receive a Performance Participation Allocation from the Company.

KKR is allocated a “Performance Participation Allocation” equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each term as defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods. KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. Specifically, KKR is allocated a Performance Participation Allocation in an amount equal to:

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Transactional NAV.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR intends to revise this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception to-date basis.

The Consolidated Statements of Operations reflect a $31,369 Performance Participation Allocation for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued approximately 1,134,757 Class F Shares to KKR in satisfaction of the Performance Participation Allocation.

Issuance and Repurchase of Class E Shares

For the year ended December 31, 2024, the Company issued no Class E Shares nor repurchased any Class E Shares pursuant to the KKR Share Repurchase Arrangement.

Class H Shares Issuance

For the year ended December 31, 2024, the Company issued no Class H Shares.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees, pursuant to the Dealer Manager Agreement, (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a

0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional NAV. None of the Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or Servicing Fee. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

Under GAAP, the Company accrues the cost of the servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2024, the Company has accrued $117,679 of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares and Class R-D Shares sold.

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

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among KKR, the Manager and their respective affiliates, on the one hand, and members of the Company Group (as defined in the LLC Agreement) and our members, on the other hand. Whenever a potential conflict arises among KKR, the Manager or any of their respective affiliates, on the one hand, and any member of the Company Group or any member, on the other hand, our Board or the Manager may, but shall not be required to, resolve that conflict by seeking approval from our Audit Committee. Our LLC Agreement contains provisions that reduce and eliminate the duties of our Board, including fiduciary duties, to our members. Our LLC Agreement also restricts the remedies available to Shareholders for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties.

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

Notwithstanding the foregoing two paragraphs, the Company intends to seek Special Approval for any sale of an Infrastructure Asset by the Company or any Controlled Portfolio Company of the Company to, or acquisition of an Infrastructure Asset from, KKR, any KKR Vehicle, any of their respective affiliates or any Controlled Portfolio Company (excluding other portfolio entities of any KKR Vehicles). Additionally, under the LLC Agreement, the Company will be required to seek Special Approval to borrow money pursuant to an unsecured line of credit with KKR or its affiliates.

Acquisition of Interests in Infrastructure Assets

During the year ended December 31, 2024, KKR Alternative Assets LLC, an indirect subsidiary of KKR, contributed ownership interests in certain Infrastructure Assets to the Company for aggregate consideration of $378,487 in exchange for cash and borrowings under the Line of Credit.

Revolving Credit Agreement

On April 3, 2024, certain indirect subsidiaries of the Company, as the borrowers, entered into the Revolving Credit Agreement with Mizuho Bank, Ltd., as joint lead arranger, administrative agent and collateral agent, KCM, as joint lead arranger, and the lenders party thereto. On each of September 30, 2024 and October 9, 2024, the borrowers entered into an amendment to the Revolving Credit Agreement (the “Revolving Credit Agreement Amendments”), in each case to increase the aggregate principal amount available under the Revolving Credit Agreement. Under the Revolving Credit Agreement, as amended by the Revolving Credit Agreement Amendments, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $400 million, with an uncommitted accordion feature that would allow the borrowers to increase the commitment to up to $1.0 billion in the aggregate. The Revolving Credit Agreement matures on April 2, 2027 and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors.

KCM, an affiliate of the Company, as joint lead arranger, received customary fees in an aggregate amount of $2,000 in connection with its role as joint lead arranger for the Revolving Credit Agreement and Revolving Credit Agreement Amendments.

Line of Credit with KKR

Certain wholly-owned subsidiaries of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”) entered into an unsecured Line of Credit to provide for up to a maximum aggregate principal amount of $350.0 million with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

Each loan under the Line of Credit will be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third-party lender or, if no such rate is available, the Secured Overnight Financing Rate applicable to such loan plus 3.25%. The Line of Credit expires on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and

(ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition of a portfolio company which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Line of Credit Lender and its assignees shall not have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

For more information regarding the Company’s related party transactions, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.

Potential Conflicts of Interest

Overview

Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, KKR & Co. Inc. (the “KKR Public Company”), which is an affiliate of the Company, and its subsidiaries (collectively, as used under this “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest”, the “KKR Group”) (including, for the purposes of this “Potential Conflicts of Interest” section, KKR, the Manager, KCM, KKR Capstone, KKR Credit and any affiliates of the foregoing that provide general partner and/or advisory services to KKR Vehicles) and investment funds, investment vehicles and accounts, including proprietary vehicles and accounts, managed, sponsored, advised by and/or for the benefit of certain members of the KKR Group, on the one hand, and the Company, on the other. The KKR Group is a global investment management firm and, as such, the KKR Group, KKR personnel (including the officers and non-independent directors of the Company), Senior Advisors, Executive Advisors, Industry Advisors and any similar non-employee consultants or advisors engaged by the KKR Group from time to time, and KKR Advisors (KKR Advisors, collectively with Senior Advisors, Executive Advisors and Industry Advisors and any similar non-employee consultants or advisors engaged by the KKR Group from time to time, “Advisors”) have multiple advisory, transactional, financial and other interests that conflict with those of the Company. The KKR Group, KKR personnel, Advisors and technical consultants (“Technical Consultants”) and Capstone Executives could in the future engage in additional activities that result in additional conflicts of interest not addressed below. While the KKR Group has established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the KKR Group could have an adverse effect on the Company.

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

Certain activities of the KKR Group, KKR personnel, Advisors, Technical Consultants, Capstone Executives and KKR Vehicles will give rise to conflicts of interest that are relevant to the Company (for example, but without limitation, conflicts of interest relating to allocations of acquisition opportunities and subsequent dispositions). Form ADV Part 2A maintained by KKR also contains further information regarding conflicts of interest relating to the KKR Group that are relevant to the Company and KKR Vehicles. Investors are encouraged to read Form ADV Part 2A maintained by KKR prior to investing, which is available on the SEC’s website at www.sec.gov.

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

Fees

The KKR Group generally expects to earn fees and/or other compensation from Infrastructure Assets in which, or holding vehicles and other entities through which the Company acquires such Infrastructure Assets and will at times also earn fees and/or other compensation directly from the Company and from purchasers, sellers and other parties to transactions in which the Company, directly or indirectly, participates as compensation for services, including advising on valuing, structuring, negotiating, monitoring and arranging financing for transactions. The KKR Group and its affiliates will provide a broad range of financial services to and with respect to the Company’s Infrastructure Assets and holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. The KKR Group will act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by Infrastructure Assets and other entities (including non-controlled entities) through which the Company acquires Infrastructure Assets, including in respect of portions of the capital structures of such Infrastructure Assets that are not acquired by the Company, or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such Infrastructure Assets, and the KKR Group generally will be paid customary fees for such services to the extent permitted under the LLC Agreement. See also “—Broker-Dealer Activities.” In addition, the KKR Group (including lending vehicles) will provide strategic and capital markets advisory services to the Company, holding vehicles, and other entities (including non-controlled entities) in or through which the Company acquires Infrastructure Assets, including in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, and will alone, or with other counterparties, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. The KKR Group or entities in which the KKR Group has an interest could also receive fees and other compensation in respect of Asset Leasing Services provided to the Company, its Infrastructure Assets, or entities through which the Company makes acquisitions, as applicable. Members of the KKR Group will also provide syndication services to such entities, including in respect of co-investments in transactions participated in by the Company. See “—Co-Investments.” The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the foregoing fees paid to the KKR Group.

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

In addition, the KKR Group will enter into participation or other “back-to-back” arrangements with a bank or other third parties that provide the foregoing services and products directly to or with respect to the Company and its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets. Under these arrangements, the KKR Group will agree to assume or perform some portion of the services or obligations undertaken by such third party, or to otherwise assume a portion of the third party’s financial risk in respect of such services or products, and will receive fees from the third party in connection with such activities. These fees (“Indirect Fees”) could represent a specific percentage of the fees received by such third party directly from the Company or its Infrastructure Assets or holding entities, or such other amount as is negotiated and agreed by the KKR Group and such third party. Under such arrangements, although the KKR Group will not receive fees directly from the Company or its Infrastructure Assets, holding vehicles and other entities in or through which the Company acquires Infrastructure Assets, the KKR Group could be viewed as indirectly receiving such fees from the Company or its Infrastructure Assets or holding entities in consideration for services or products provided indirectly to the foregoing. The KKR Group has an incentive to select third parties that are likely to engage the KKR Group in such arrangements and pay Indirect Fees to the KKR Group. Any such Indirect Fees received by the KKR Group or its affiliates from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Offsetable Fees payable to the Manager in respect of the Company.

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

For Infrastructure Assets of the Company, an NPV Payment will generally only be taken where the KKR Group expects to continue to provide ongoing services and advice to the Infrastructure Asset after there has been an IPO, sale or other change of control event. As such, an NPV Payment generally will only be taken if (i) the Company, KKR Vehicles, co-investors and the KKR Public Company’s proprietary balance sheet (the “Balance Sheet”) entities retain (directly or indirectly) 10% or more of the stock or other equity interests in the Infrastructure Asset (or the surviving entity) immediately following the relevant event and (ii) a KKR or co-investor employee or designee serves or is expected to serve as a member of, or observer at, the board of directors or similar governing body of the Infrastructure Asset (or the surviving entity) (or in the absence of such service or expected service, the KKR Group retains the right to appoint or nominate such a director or observer) immediately following the relevant event.

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

By way of example and solely for illustrative purposes, assume KKR enters into a monitoring agreement with the Company’s first Infrastructure Asset on January 1, 2023, under which KKR is entitled to a $1 million annual monitoring fee paid in quarterly installments and that the term of the monitoring agreement extends until June 30, 2034, which is the end of the final year of the term for the “flagship” KKR fund for the deal. The KKR Group controls 80% of the equity in the Infrastructure Asset, of which the Company accounts for 10%, KKR Vehicles account for 70% and co-investors and KKR proprietary Balance Sheet entities account for 20%. The Infrastructure Asset holds an all primary IPO on December 31, 2027, at which time the monitoring agreement is terminated. The aggregate stake in the Infrastructure Asset controlled by the KKR Group immediately after the IPO is greater than 10% and held in the same proportion as the original investment (i.e., of the stake held by the KKR-related entities and co-investors, the Company accounts for 10%, the KKR Vehicles account for 70% and co-investors and KKR proprietary and Balance Sheet entities account for 20%). An employee of the KKR Group serves as a member of the board of directors of the Infrastructure Asset immediately following the IPO.

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

The aggregate amounts allocable to the KKR Vehicles, $5,745,492 in total, would, depending on the terms of the governing documents of such KKR Vehicles, either be offset, in whole or in part, against the management fees payable by such KKR Vehicles to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The Company’s allocable portion of the aggregate annual monitoring fees and the NPV Payment, $820,785 in total, would under the terms of the Company be a 100% offset against the delegate management fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). The amounts allocable to co-investors and KKR proprietary Balance Sheet entities, $1,641,569 in total, would be fully retained by the KKR Group. The amounts that are retained by the KKR Group in respect of KKR Vehicles (which could be the whole amount or just a portion), co-investors and KKR proprietary Balance Sheet entities would not offset any management fees and/or Other Offsetable Amounts otherwise payable to the KKR Group, whether by the Company, KKR Vehicles or any other person.

The KKR Group receives transaction fees for the work performed by the KKR Group in structuring acquisitions of Infrastructure Assets or holding vehicles in or through which the Company acquires and with respect to significant transactions or exits for those Infrastructure Assets. Transaction fees are received in connection with the same Infrastructure Assets in respect of which payments under monitoring fee agreements are received. The KKR Group also receives “break up” or similar fees in connection with unconsummated or terminated portfolio transactions. The amount and timing of such fees are generally specified in the agreements relating to the relevant transaction, and such agreements could condition or limit such payments to the KKR Group. Transaction fees will be allocated among the Company, the KKR Vehicles, co-investors and KKR proprietary Balance Sheet entities in a similar manner as described above for monitoring fees and NPV Payments.

Members of the KKR Group engage in loan servicing and other administrative services provided to borrowers, loan syndicates and similar arrangements. One or more of such members of the KKR Group could provide these services to the Company’s Infrastructure Assets and/or to lenders to such Infrastructure Assets and, if so, will receive fees in connection with such services. Any such loan servicing or administration or similar fees received by the KKR Group from or with respect to the Company’s Infrastructure Assets will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates in respect of the Company.

Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from Infrastructure Assets of the Company or from entities through which the Company acquires an Infrastructure Asset or other asset for local administration or management services related to such Infrastructure Asset or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services. Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires Infrastructure Assets. Any such dedicated service companies would employ people that provide local administration, non-discretionary advisory or management services directly to entities through which the Company acquires Infrastructure Assets or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company Expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant Infrastructure Asset or intermediary entity. Any service costs received by the KKR Group with respect to the Company will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian Infrastructure Assets (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, the remuneration will not be credited against the Offsetable Fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee.”

In addition, the Company (or its Infrastructure Assets or entities through which the Company makes acquisitions of Infrastructure Assets) could retain service providers in which the KKR Group has an interest or which are members of the KKR Group to provide Asset Leasing Services relating to acquisition opportunities comprised of asset leasing arrangements, and such service providers will generally receive fees or other compensation for Asset Leasing Services at market rates in respect of the Company’s acquisitions of Infrastructure Assets. Similarly, in connection with local governance, regulatory and/or tax considerations, it could be required or otherwise deemed advisable by the Manager that service providers that are affiliates of the KKR Group or in which the KKR Group or its affiliates has an interest provide services to regulated investment trusts or comparable regulated or unregulated investment vehicles through which the Company makes acquisitions of Infrastructure Assets in certain jurisdictions and such service providers will generally receive market rate fees in respect thereof. Any fees or other compensation relating to Asset Leasing Services received by any affiliated or other service providers in which the KKR Group has a proprietary interest with respect to the Company’s acquisitions of Infrastructure Assets will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

By way of example, the Company could establish platform arrangements and other contractual arrangements relating to aircraft leasing. As is customary with respect to aircraft leasing arrangements, a related platform vehicle could engage a service provider to provide services relating to such aircraft leases, including assistance with the sourcing of leasing opportunities and negotiating of financing relating thereto, as well as maintaining the underlying aircraft fleet and/or repurposing aircraft to meet the needs of lessors. Such service provider could be a third party or it could be an entity in which the KKR Group holds a proprietary interest including an economic control interest resulting in an affiliate relationship with the KKR Group. In addition to reimbursing the service provider for its out-of-pocket expenses, the platform arrangement will compensate the service provider for the provision of such Asset Leasing Services, which compensation could include an ongoing retainer and/or lease management fee as well as other one-off payments, bonuses or compensation depending on the nature of the services provided. An allocable portion of such compensation will be borne by the Company in the platform arrangement and the service provider will be entitled to retain the full amount of such fees and other compensation without any obligation to rebate or return any such amounts to the Company or any investor in the Company. Solely for illustrative purposes, assume there is a $100 fee paid to a member of the KKR Group that provides the foregoing Asset Leasing Services to a platform vehicle that the Company owns 50% of and the KKR Group owns 50% of the affiliated service provider. If that $100 were treated as if subject to the Offsetable Fee offset (i.e., like a monitoring fee), then 100% of the Company’s allocable share of the $100 (which would be $50) would be offset against its Offsetable Fees. As fees for Asset Leasing Services are not treated as subject to the Offsetable Fee offset, the $100 is kept by the affiliated service provider and there is no offset against the Company’s Offsetable Fees, and as the KKR Group owns 50% of the affiliated service provider, the KKR Group indirectly receives $50 of incremental fee income.

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

Except with respect to Other Fees (which do not include fees of KCM, KKR Capstone, Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs, asset leasing fees and loan servicing or administration fees) as provided under the LLC Agreement, none of the fees charged by the KKR Group for any of the foregoing services will be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the KKR Group to seek to refer, allocate or recommend an acquisition of an Infrastructure Asset or transaction to the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”

KKR Capstone

The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, which provides consulting services to the KKR Group, KKR Vehicles and certain Infrastructure Assets, holding companies and other entities in or through which the Company and KKR Vehicles own and control or invest in, respectively, Infrastructure Assets. The KKR Group has and could in the future engage Technical Consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other Technical Consultants.

The Company will directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by such Technical Consultants. In addition, the KKR Group, the Company and/or other KKR Vehicles will be responsible, directly or indirectly, for all or a portion of the general and administrative expenses (such as salaries, benefits and other overhead) of any such Technical Consultant (in addition to potential project-based compensation), particularly in cases where a Technical Consultant provides services exclusively to the KKR Group. The KKR Group will be conflicted in allocating such expenses among the Company and/or other KKR Vehicles as the method of allocation could increase or decrease, potentially materially, the amount of expenses borne by the Company and/or other KKR Vehicle. See also “—Company Expenses.” A Technical Consultant, such as a Technical Consultant exclusive to the KKR Group, will also hold itself out to the public as part of the KKR Group, including by use of KKR branding or other indicia that will appear as if the KKR Group controls and/or owns a given Technical Consultant, and such a Technical Consultant will generally provide any services to the KKR Group and at the direction of the KKR Group to portfolio companies or assets or to the KKR Group designees on an exclusive basis and also receive services and support from the KKR Group, which will generally be provided on favorable or below market rates. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.” Notwithstanding the foregoing, so long as the KKR Group does not possess material voting or decision-making rights in respect of, or a sufficient equity interest in, the Technical Consultant such that, in either case, the KKR Group “controls” the Technical Consultant (or its business), no such Technical Consultant shall be treated as an affiliate of the KKR Group and, therefore, any compensation, which will be paid in cash, equity or in other forms, received by such a Technical Consultant will not be shared with the Company or offset against any Offsetable Fees payable to the Manager or its affiliates.

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

Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR Vehicles are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR Vehicles such that those costs are passed on to portfolio companies, the Company and KKR Vehicles. Capstone Executives could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Capstone Executives could serve on the boards of directors of the Company’s Infrastructure Assets and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such Infrastructure Assets. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith. Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

Certain Technical Consultants and/or employees of such Technical Consultants are expected to receive in the future compensation in the form of (x) grants of equity in one or more of the members of the KKR Group (including equity awards from KKR Public Company, which has listed certain securities on the New York Stock Exchange), (y) a portion of the carried interest distributions (or performance payments) received by the general partner(s) of KKR Vehicles that are part of the KKR Group’s “carry pool” and/or (z) a profits interest in individual portfolio companies or assets of KKR Vehicles. Technical Consultants could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Any such compensation received by such Technical Consultants will not be shared with the Company or offset against the Company’s Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.

Other companies provide similar services as KKR Capstone and other Technical Consultants, but they are less customized to the KKR Group’s business and are not exclusive to the KKR Group and its portfolio companies. In addition, KKR Capstone is often involved in due diligence in connection with KKR’s investment sourcing as well as exit-related diligence. Fees and compensation received by KKR Capstone will be paid by the Company and not shared with the Company or offset against the Company’s Offsetable Fees (or performance payments) payable by the Company. In addition, it is expected that fees and compensation received by Technical Consultants will be charged and will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates, even if any Technical Consultant were to become a member of the KKR Group.

Generally, KKR Capstone has master consulting agreements in place with KKR for due diligence work and other projects on behalf of KKR Vehicles, including, potentially, the Company, and they from time to time enter into engagement letters with portfolio companies, holding companies and other entities for consulting services provided to such entities. KKR Capstone also performs scoping work on behalf of KKR Vehicles, including, potentially, the Company, in order to evaluate the potential for consulting or similar arrangements with existing portfolio companies and related operational changes and improvements. Under those agreements and engagement letters, KKR Capstone is generally entitled to fees, other compensation and expense reimbursement (outside of the United States, expenses could be determined as a fixed percentage of KKR Capstone’s fee for a specific engagement). Additionally, in certain circumstances, for commercial, tax and/or regulatory purposes, the Company, through a joint venture with a KKR private equity vehicle for private wealth investors (the “K-Series Joint Venture”), may engage KKR Capstone or one or more of its subsidiaries or affiliates to provide personnel who serve as directors of a Singapore holding structure (formed for the purpose of holding certain of the Company’s Infrastructure Assets in Asia) at the direction of the Company. The Company, through the K-Series Joint Venture, will pay to KKR Capstone a service fee on a quarterly basis. Fees earned by KKR Capstone in exchange for these services will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, such fees will not be credited against the Offsetable Fees. While such fees and reimbursable expenses and other compensation paid to KKR Capstone is believed by KKR to be reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time could be in excess of fees, reimbursable expenses or other compensation that would be charged by comparable third parties.

The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant Infrastructure Asset has agreed to pay such costs, then generally the equity owners of the Infrastructure Asset, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the Infrastructure Asset) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant Infrastructure Asset. If an Infrastructure Asset declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the Infrastructure Asset. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant Infrastructure Asset for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. In connection with the Company’s acquisition of an Infrastructure Asset, the KKR Group could elect to invest additional amounts as part of the overall acquisition price for such Infrastructure Asset to account for the payment of fees and reimbursable expenses relating to the anticipated engagement of KKR Capstone (and/or other Technical Consultants) by the relevant portfolio company following the acquisition thereof by the Company. The KKR Group could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing Infrastructure Assets, and the associated fees and reimbursable expenses for such scoping work will be treated as Company Expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or Infrastructure Assets.

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

Additionally, certain of these agreements, transactions and arrangements among portfolio companies involve fees, servicing payments, rebates and/or other benefits to the KKR Group (including KKR Capstone). For example, the KKR Group encourages portfolio companies to enter into agreements regarding group procurement and/or vendor discounts. The KKR Group (including KKR Capstone) could also participate in these agreements and potentially realize better pricing or discounts as a result of the participation of the KKR Group or its portfolio companies. Certain of those agreements provide for commissions or similar payments and/or discounts or rebates to be paid to a member of the KKR Group (including KKR Capstone) or a portfolio company and such payments or discounts or rebates could also be made directly to a member of the KKR Group (or to portfolio companies held as investments by KKR Vehicles or the KKR Group). Under these arrangements, a particular member of the KKR Group (including such portfolio companies) could benefit to a greater degree than the other participants, and a member of the KKR Group, including the KKR funds, investment vehicles and accounts (which might or might not include the Company) that have an interest (including indirectly) in the portfolio company will receive a greater relative benefit from the arrangements than the KKR funds, investment vehicles or accounts that do not own an interest therein. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company or offset against the Offsetable Fees payable to the Manager. See “—Expenses” for a discussion of the allocation of fees and expenses of KKR Capstone. Similar arrangements could be put in place with respect to other Technical Consultants.

Senior Advisors, Executive Advisors and Industry Advisors

The Company will also directly bear, or indirectly bear through Infrastructure Assets, holding vehicles and other entities in or through which it acquires Infrastructure Assets, the costs, if any, associated with consulting services provided by Advisors (excluding KKR Advisors). Advisors are typically senior business leaders who provide advisory and consulting services to the KKR Group, KKR Vehicles (including, potentially, the Company) and portfolio companies. They are consultants rather than employees of the KKR Group and are compensated for services provided to the KKR Group, KKR Vehicles (including, if applicable, the Company) and portfolio companies.

A significant portion of the compensation and reimbursement of expenses paid to Advisors (other than KKR Advisors) is allocated to KKR Vehicles, including, potentially, the Company.

Advisors (excluding KKR Advisors) typically receive a financial package comprised of one or more of the following: (i) an annual fee; (ii) a discretionary performance-related bonus; (iii) a portion of the carried interest and/or incentive allocations allocable to the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; (iv) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company); and/or (v) an opportunity to invest in KKR Vehicles, including, potentially, the Company, or in specific transactions (including the Company’s acquisitions of Infrastructure Assets) on a no-fee/no-carry basis. Advisors (other than KKR Advisors) are also entitled to reimbursement for certain costs and expenses, including travel, meals, lodging and reasonable and customary entertainment, that are incurred while providing services to the KKR Group, KKR Vehicles and portfolio companies, and in some cases are entitled to receive other monetary or non-monetary benefits in connection with their respective engagement. Fees and expenses received by Advisors that are borne by the Company and/or its Infrastructure Assets could result in direct or indirect benefits to KKR, KKR Vehicles and/or portfolio companies of KKR Vehicles. Consequently, the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles could receive services without bearing associated costs. Conversely, the Company or its Infrastructure Assets or prospective Infrastructure Assets could also benefit from services where the associated fees and expenses are borne by the KKR Group, KKR Vehicles and/or portfolio companies of KKR Vehicles.

Cash compensation (i.e., annual fees and cash bonuses) and expense reimbursement paid to Advisors (other than KKR Advisors) will generally be allocated to the Company to the extent the services of such individuals relate to the Company’s business strategy or otherwise to acquisitions or potential acquisitions of Infrastructure Assets. Allocations of such amounts are generally based on how each such person spends his or her time and the KKR Vehicles and other parties investing in the relevant strategy or investment. Advisors could also serve on the boards of directors of the Company’s Infrastructure Assets and otherwise serve directly as consultants to Infrastructure Assets and receive directors’ fees, consulting fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from the Infrastructure Assets. Any such compensation, which could be paid in cash or equity, or expense reimbursements received by the Advisors will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates. See “—Expenses” below for a discussion of the allocation of fees and expenses of Advisors.

The KKR Group engages certain Advisors in connection with the identification of and due diligence with respect to potential Infrastructure Assets. While there are a variety of forms the engagements can take, they are generally entered into in connection with a specific transaction. Many times, the Advisor will have sourced the transaction and will be paid a “finder’s fee” as well as fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset). Other times, the Advisor will be engaged in advance of identifying a specific Infrastructure Asset but with a view to finding an appropriate opportunity for the Advisor to become an operating executive of an Infrastructure Asset. In those circumstances, the Advisor will be paid fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset if the acquisition is consummated) and, if the acquisition is successfully consummated, the Advisor would become an executive at the Infrastructure Asset, typically in the C-suite. Where such Advisors are engaged in connection with a consummated acquisition of an Infrastructure Asset by the Company, the fees paid to such Advisors and or the costs of any stock or equity grants made to such Advisors will be borne by the Company and any participating KKR Vehicles. KKR generally expects to allocate any fees or other compensation paid to such Advisors across the Company and KKR Vehicles on a fair and equitable basis. However, there could be instances where the Company is required to bear more than its pro rata share (and potentially all) of such fees even though other KKR Vehicles benefit, directly or indirectly, from the services provided by the relevant Advisor. In addition, where a transaction is not consummated, the fees paid to such Advisors will be borne by the Company and KKR Vehicles as Broken Deal Expenses. In addition, or as an alternative, to the fees and reimbursement for due diligence work described above, such Advisors could also receive (i) profits interests and other performance related compensation related to the relevant Infrastructure Asset; (ii) an opportunity to participate in any management equity plans of the relevant Infrastructure Asset; and/or (iii) an opportunity to invest in the relevant Infrastructure Asset on a no-fee/no-carry basis.

The KKR Group has entered into, and expects that in the future it will enter into, in cooperation with the Manager, strategic partnerships or other multi-strategy, multi-fund or multi-asset class arrangements with investors (or their affiliates) that commit capital to a range of the KKR Group’s platform of products, investment ideas and asset classes (including the strategy of the Company). Such arrangements will generally (subject to applicable terms) include the KKR Group’s granting certain preferential terms to such investors, including, for example, blended fee, management fee, carried interest and/or incentive allocation rates that are lower than those applicable to the Company when applied to the entire strategic partnership, altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments), rights to participate in the investment review and evaluation process, access to senior managers at the Company’s Infrastructure Assets and training by the KKR Group of personnel of the investor (or its affiliates). Where such Shareholders participate in the Company through dedicated investment vehicles or accounts as part of such arrangements (or an affiliate of any such investor participates in the Company), such vehicles and accounts (or affiliates, as applicable) will generally (subject to applicable terms) be granted terms, including the Management Fee and the Performance Participation Allocation, and liquidity rights, that are more favorable than those applicable to other Shareholders. Where management fees, carried interest and/or incentive allocations are applicable at the level of such vehicles and accounts, such terms will generally (subject to applicable terms) include a waiver of the Management Fee and/or the Performance Participation Allocation on their purchase of the Company’s Shares. In addition, the KKR Group has entered into, and expects that in the future it will enter into, written contractual arrangements with investors (or affiliates thereof) that entitle such investors to economic benefits in respect of the Company and/or KKR Vehicles in consideration of the aggregate capital commitments made to KKR Vehicles by such investors (or their affiliates) in excess of a specified threshold and within a specified time period, which commitments may include past and existing commitments as well as future commitments. Such arrangements will generally entitle such investors to receive preferential terms, including management fee and/or carried interest or incentive allocation rates that are lower than those that would apply to a purchase of the Company’s Shares in the absence of such arrangements, as well as altered liquidity rights (including, without limitation, altered rights to cancel remaining undrawn commitments). The KKR Group has established and expects in the future to establish KKR Vehicles that pursue similar strategies to the Company and could permit such KKR Vehicles and any other investor to co-invest in some or all of the acquisitions of Infrastructure Assets made by the Company. See “—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities” and “—Co-Investments.” The terms applicable to such KKR Vehicles and co-investors, including management fees or carried interest, could be more favorable than those applicable to the Company (and could also include no management fees and/or carried interest). The foregoing preferential terms and other preferential terms that are extended to investors through such arrangements are unavailable to Shareholders in the Company that have not entered into comparable arrangements with the KKR Group.

The Company may enter into Joint Ventures with third-party managers or other persons with respect to the management of specified Infrastructure Assets or categories of Infrastructure Assets and in connection therewith, such third party managers or other persons may receive management fees and/or performance-based compensation such as a carried interest and/or incentive allocations in vehicles through which such Joint Ventures invest. The Company could also hold certain Infrastructure Assets through investment vehicles managed in whole or in part by third party managers or other persons where the Manager determines this is necessary or appropriate due to regulatory or other comparable reasons. Any compensation of such third party managers or of Joint Ventures partners, which will reduce the Company’s returns from the relevant Infrastructure Assets, will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the Initial Offering (provided that for Class U Shares, Class R-S Shares and Class R Shares, such Shares were purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100 million in Shares and shares of any class of KIF during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to such Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company's Transactional NAV. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s Infrastructure Assets, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Infrastructure Asset), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.

KKR Capital Markets

The Company expects to engage KKR or affiliates of KKR to facilitate the arranging and servicing of financing to the Company. In particular, KCM will receive fees directly from the Company in connection with arranging any such financing for the Company, including financings involving affiliates of KKR. Such financings arranged by KCM can include the establishment of a credit facility for the Company, including the Revolving Credit Agreement as further described in “—Revolving Credit Agreement,” as well as syndication and warehousing arrangements for the Company. These payments to KCM would not be shared with the Company or Shareholders and will benefit KKR directly and indirectly. Any amounts paid to KCM for such services by the Company as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by the Company as Company Expenses, will not result in any offset to the Offsetable Fees. Even if debt holders are responsible for such payments, the Company may indirectly bear some of the cost. KKR directly benefits from the engagement of KCM through the payment of fees, and there is therefore an inherent conflict of interest. When required, the prior consent of the Board (or the non-independent members thereof) will be sought in connection with the provision of such services and payment of such fees.

Other Fee Offset

With respect to the timing of any offsets to the Management Fee and the Other Offsetable Amounts, offsets will generally be calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee and the Other Offsetable Amounts for such period being deducted from the next month’s Management Fee and Other Offsetable Amounts. Because each Shareholder’s proportionate share of Shares will change over time, such Shareholder’s Management Fee and the Other Offsetable Amounts may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. There can be no guarantee that any balance of the Company’s Other Fees will be offset against any Other Offsetable Amounts in the manner described herein, and shareholders should therefore be aware that any such Other Offsetable Amounts may be determined and offset by the Manager in its sole discretion. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting Shareholders in one subscription period.

If a Warehoused Asset pays transaction fees to KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company, those transaction fees will be included in the cost basis for the Warehoused Asset. The cost basis of the Warehoused Asset determines the number of Class E Shares or cash that the Company issues or pays, respectively, to the Balance Sheet for its contribution of the Warehoused Asset. Transaction fees received by KKR or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company (i) prior to the Initial Offering, were not Other Fees and (ii) following the Initial Offering, are Other Fees. Transaction fees received by KKR or its affiliates after the Balance Sheet contributes the Warehoused Asset to the Company will be Other Fees.

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

In addition, the KKR Group has acquired an interest in an “asset reconstruction company” (an “ARC”) in India which sources, services and/or resolves performing or non-performing loans and provides services relating to loan administration, loan or asset resolution, restructuring and reconstruction in India. The Company can invest in security receipts issued by special purpose trusts or similar vehicles (“ARC Portfolio Trusts”) established by the ARC acting as trustee and manager of the relevant ARC Portfolio Trust. Each such ARC Portfolio Trust will acquire nonperforming loans and / or other relevant assets that such ARC Portfolio Trust is permitted to invest in under applicable law. The ARC will typically be entitled to reimbursement of expenses and compensation for services rendered to an ARC Portfolio Trust, which will typically include an annual management fee based on the net asset value of the assets held by an ARC Portfolio Trust. Where the ARC provides work out and other similar services to an ARC Portfolio Trust, the ARC could also be entitled to performance fees or other performance-based compensation. Pursuant to applicable regulations in India, the ARC has been required to have a 15% interest in each ARC Portfolio Trust it establishes and services. Accordingly, the ARC will co-invest alongside the Company in all assets participated in by the Company through an ARC Portfolio Trust to the extent of such minimum required interest. All management fees, performance fees and other compensation charged to any ARC Portfolio Trust by the ARC, and any returns received by the ARC on its proprietary interest in any ARC Portfolio Trust, will be retained by the ARC, and the KKR Group, as a shareholder of the ARC, will receive a share of such compensation through its share of distributable profits received from the ARC, none of which will be shared with the Company or offset against the Company’s Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Accordingly, the Company will not receive any benefit from such share of such compensation earned by the KKR Group. The Company alone or together with KKR Vehicles and third-party investors could invest in security receipts issued by ARC Portfolio Trusts, which will use such proceeds to acquire the non-performing loans and/or other relevant assets. In addition, the ARC is permitted to provide services to ARC Portfolio Trusts in which neither the Company nor any KKR Vehicle invest. The ARC is not under any obligation to bring acquisition opportunities sourced by investment managers and other third parties that are not affiliated with the Manager to the Company or any KKR Vehicle.

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

As with the Company’s other Infrastructure Assets, in respect of all platform arrangements, the Company will bear the expenses of the management team and/or Infrastructure Asset, as the case may be, including, for example, any overhead expenses, management fees or other fees, employee compensation, diligence expenses or other expenses in connection with backing the management team and/or the build out of the platform. Such expenses will be borne directly by the Company as Company Expenses (or Broken Deal Expenses, if applicable) or indirectly as the Company bears the start-up and ongoing expenses of the newly formed platform. The compensation of management of a platform Infrastructure Asset will generally include management fees (or other fees, including, for example, origination fees) or interests in the profits of the Infrastructure Asset (or other entity in the holdings structure of the platform Infrastructure Asset), including profits realized in connection with the disposition of an asset and other performance-based compensation. Where the management or operating team of a platform Infrastructure Asset of the Company provides services that benefit KKR Vehicles, those KKR Vehicles will not necessarily bear their allocable share of platform related expenses, including compensation of management. Although it is possible that a platform Infrastructure Asset will be controlled by the Company, members of a management team will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.

With respect to operating partners, the KKR Group will generally retain, or otherwise enter into a Joint Ventures arrangement with, such operating partner on an ongoing basis through a consulting or Joint Ventures arrangement involving the payment of annual retainer fees. Further, such operating partner will typically receive success fees, performance-based compensation and other compensation for assistance provided by such operators in sourcing and diligencing acquisitions for the Company and KKR Vehicles. Such annual retainer fees, success fees, performance-based compensation and the other costs of retaining such operating partners would ordinarily be borne directly by the Company as fund expenses. To the extent that an operating partner is providing services on an exclusive basis to the KKR Group, or the Company acquires an interest in such operating partner, members of such operating partner will not be treated as affiliates of the Manager for purposes of this Annual Report on Form 10-K. Accordingly, none of the compensation or expenses described above will be offset against any Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Such operating partners (including operating partners in which the Company owns an interest) will generally operate assets on behalf of the Company as well as KKR Vehicles and could also operate assets for third parties.

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company and the Manager, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transaction with Related Persons, Promoters and Certain Control Persons—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses (which shall include amounts incurred in connection with the disposition of Infrastructure Assets or other Company assets to KKR or one of its affiliates (including a continuation vehicle (as defined below)) pursuant to a transaction that does not proceed to close) and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement.

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

Expenses related more generally to a business strategy, including Broken Deal Expenses, certain organizational expenses (e.g., those related to the establishment of a multi-investment platform for a strategy), fees and expenses of consultants (including Advisors (other than KKR Advisors, KKR Capstone and other Technical Consultants) and costs and expenses of research relating to such strategy, will be allocated to the Company and/or any KKR Vehicles (and, if applicable, KKR proprietary entities) participating in the relevant business strategy. The allocation of such expenses among participants in a given strategy will be based upon a number of relevant factors, including, without limitation, the capital committed to the strategy and the amount of capital historically held or remaining in similar holdings. The proportion of such expenses allocated to any relevant fund, vehicle or account could, accordingly, vary from period to period, but as a general result, the most significant portion of such expenses is typically borne by the primary fund, vehicle or account for such strategy.

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

The KKR Group manages certain investment vehicles that are either feeder funds investing in KKR Vehicles or side-by-side vehicles investing alongside KKR Vehicles that are established primarily for the benefit of KKR personnel, Advisors, Capstone Executives and certain other persons associated with the KKR Group, including, without limitation, certain external consultants, and could potentially participate in the investment in Infrastructure Assets acquired by the Company. The KKR Group will generally bear any allocable share of organizational costs and other expenses allocable to these vehicles on their behalf.

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

Applicable Employees

The Company will also pay or otherwise bear the costs and expenses associated with administration of the Company and its assets. Such expenses will include allocable compensation and overhead of applicable employees of the KKR Group that are members of the KKR Group’s finance, tax, legal, compliance, technology, public affairs, client partners group, client services, sustainability and operations teams that spend time on Company-related matters and certain of our officers who devote a significant amount of their time to Company-related matters, such as the Chief Operating Officer (the “Applicable Employees”). The following principles will be applied in determining allocable compensation and overhead of Applicable Employees.

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

Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2025 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2024, even though individual vice presidents on the finance team in New York could have actually been paid less (or more) than the average in 2024 or 2025. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2025 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2024, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2024 or 2025. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.

Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2025 will be the smallest occupied workspace by a vice president on the finance team in New York for 2024, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2024 or 2025. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.

It should be noted that the KKR Group does not obtain pricing information from unaffiliated third-party service providers and accordingly compensation and overhead of Applicable Employees charged to the Company could be in excess of the cost of comparable services provided in an arm’s-length transaction. In addition, the KKR Group could, from time to time, expand the scope of Applicable Employees to apply to additional personnel (or categories of personnel) of the KKR Group devoting time to Company administration matters, as well as in-house attorneys, accountants and tax advisers engaged in the Company’s legal and regulatory compliance. See “—Company Expenses” for a further description of expenses that will be borne by the Company. In addition, KKR Vehicles will bear expenses incurred with respect to the Company and its Infrastructure Assets for services performed by employees of the Company and KKR Vehicles will be responsible for compensating the Company accordingly.

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

Considerations Related to Entities Regulated Under the Investment Company Act

KKR manages directly and through certain joint venture arrangements, a number of registered investment companies and business development companies which are regulated pursuant to the Investment Company Act (“1940 Act Funds”). Such 1940 Act Funds can invest alongside the Company and other non-1940 Act Funds in certain circumstances when doing so is consistent with their investment strategy as well as applicable law and SEC staff interpretations. In addition, certain 1940 Act Funds and the Company and other non-1940 Act Funds can invest alongside each other pursuant to exemptive relief granted by the SEC to KKR. This exemptive relief enumerates various conditions that need to be followed by the participating investment vehicles in order to co-invest with each other. In some circumstances, due to regulatory considerations related to the Investment Company Act, the 1940 Act Funds will not be considered eligible to participate in specific investments for allocation purposes. As a result, the 1940 Act Funds will not be able to participate in as many investments as the non-1940 Act Funds and allocations of investments to the Company, other non-1940 Act Funds and 1940 Act Funds pursuing a similar investment strategy will vary materially from investment to investment as a result of such regulatory considerations. Due to the substantial size of certain of these 1940 Act Funds, allocations of investments to the Company could be materially reduced where 1940 Act Funds are participating alongside the Company in such investments. In certain circumstances, the Company and other non-1940 Act Funds will not be able to participate at all in an investment if the 1940 Act Funds are participating. Similarly, there could be certain circumstances in which 1940 Act Funds and/or the Company and other non-1940 Act Funds participate in the same transaction and due to subsequent events, either the 1940 Act Funds or the Company and other non-1940 Act Funds cannot participate in follow-on investments in the same issuer. Conflicts also will arise if the 1940 Act Funds hold different securities in an issuer’s capital structure to those held by the Company or other non-1940 Act Funds. The KKR Group’s ability to manage such conflicts could, in certain circumstances, be restricted by the Investment Company Act and applicable rules, regulations and SEC staff interpretations.

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

The Company benefits from access to KKR’s infrastructure platform and from the ability to form Joint Ventures with KKR Vehicles for the purpose of acquiring, owning and controlling Infrastructure Assets. The Company makes acquisitions alongside KIF, which has similar objectives and strategies as the Company but operate as distinct entities with their own investors. Although it is not required to, the Company may choose to dispose of an Infrastructure Asset held through a Joint Venture at the same time as one or more KKR Vehicles dispose of an Infrastructure Asset held through the same Joint Venture, including to avoid becoming a Joint Venture partner with an unaffiliated entity. As a result, the Company may choose to sell or hold Infrastructure Assets (possibly at disadvantageous times or under disadvantageous conditions) as a result of one or more KKR Vehicles choosing to sell or hold such Infrastructure Assets. Any such dispositions of Infrastructure Assets made in consideration of dispositions by KKR Vehicles may occur at times that do not otherwise align with Company’s long-term holding period. The Company and KKR Vehicles may also dispose of their interests in an Infrastructure Asset held through a Joint Venture at different times and on different terms.

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

The KKR Public Company uses the Balance Sheet as a significant source of capital to further grow and expand its business, increase its participation in existing businesses and further align its interests with those of investors in KKR Vehicles and other stakeholders. The Balance Sheet includes general partner capital commitments to, and limited partnership interests in KKR Vehicles, proprietary investment vehicles and accounts, co-investments in certain portfolio companies and energy and real estate assets acquired in connection with the KKR Public Company’s acquisition of KKR Financial Holdings LLC (“KFN”) in April 2014. The Balance Sheet also holds other assets used in the development of the KKR Public Company’s business, including seed capital for the purpose of developing, evaluating and testing potential acquisition strategies, products or new strategies (“Seed Investments”). See “—KKR Stakes and Seed Business.”

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

Similarly, the KKR Group has established investment vehicles with approximately $18.3 billion of third-party capital and approximately $7.5 billion of Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company. However, there is no guarantee that the Company will achieve similar results to those that were achieved by KKR Vehicles in the Core Investment Platform. Because more than 30% of the Core Investment Platform is comprised of the KKR Public Company’s proprietary Balance Sheet capital, the KKR Group treats the entire Core Investment Platform as a proprietary entity. The KKR Group has established (and could in the future establish) KKR Vehicles that co-invest alongside the Core Investment Platform, which increase the amount of capital dedicated to the Core Investment Platform’s investment strategy. The Core Investment Platform targets opportunistic “core” investments, which are typically characterized by an expectation of lower returns and risks, longer hold periods, less leverage and a greater focus on income generation and regular dividends than typical private equity investments, although no single attribute is determinative and attributes of a particular core investment could change over time. The Company will invest alongside the Core Investment Platform in accordance with the Manager’s allocation policies and procedures. The KKR Group could establish KKR Vehicles treated as proprietary investment vehicles similar to the Core Investment Platform in the future.

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

Impact of Other Investment Activities

Additionally, the KKR Group has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR Vehicles or KKR proprietary entities that are different from, or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the Infrastructure Assets held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of certain KKR Vehicles or KKR proprietary entities and the Company or the regulatory status of KKR Vehicles and any related restrictions or obligations imposed on KKR as a fiduciary thereof (including, for example, KKR Vehicles invested in by pension plans and employee benefit plans and constituting “plan assets” subject to ERISA and/or Section 4975 of the Code or KKR Vehicles that are registered as investment companies under the Investment Company Act). Such advice and actions could adversely impact the Company. For example, a KKR Vehicle or KKR proprietary entity could concurrently, or in close proximity in time with such acquisition by the Company, establish a short position in a security acquired by the Company (for example, as collateral) or that otherwise relates to such a security held by the Company, and such short sale could result in a decrease in the price of the security acquired by or otherwise held by the Company or could otherwise benefit the execution quality of the transaction entered into by the KKR Vehicle and/or the KKR proprietary entity. Additionally, the investment programs employed by the KKR Group for KKR Vehicles or KKR proprietary entities could conflict with the transactions and strategies employed by the Manager in managing the Company. Where the Company, KKR proprietary entities, including Seed Investments, and KKR Vehicles hold interests in the same assets, their interests could potentially be in conflict irrespective of whether their assets are at different levels of the capital structure. For example, the timing of entry into or exit from a portfolio company could vary as among these parties for reasons such as differences in strategy, existing portfolio or liquidity needs. As a further example, the Company could (but is not required to) engage in bona fide hedging transactions in connection with its holdings, while KKR proprietary entities and KKR Vehicles could enter into such transactions for speculative purposes or, alternatively, hedge a given risk related to a given asset more or less fully than the Company. KKR proprietary entities and KKR Vehicles could enter into such hedging arrangements in connection with acquisitions alongside the Company and, like other Shareholders in the Company, could also enter into hedging arrangements in connection with their acquisitions made through the Company (including with respect to the Manager’s or KKR’s (or each of their affiliate’s) entitlement to receive the Performance Participation Allocation), which arrangements are not employed by the Company itself. These differences in hedging strategy could result in such KKR proprietary entities or KKR Vehicles achieving more or less favorable returns with respect to an asset relative to the returns achieved by the Company or other Shareholders in the Company depending upon the timing of the disposition of the relevant asset. Similarly, the form of consideration received in connection with an exit of an asset could also vary among these parties if, for example, KKR proprietary accounts receive and retain an in-kind distribution of securities, for example, through an in-kind distribution by a KKR Vehicle or the Company to its general partner, where such securities are otherwise disposed of by such KKR Vehicle or the Company for cash, in whole or in part.

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

Other KKR Activities

Conflicts of interest will arise in allocating time, services or resources among the activities of the Company, KKR Vehicles, the KKR Group, other affiliated KKR entities and the senior officers of the KKR Group. Although the Manager will devote such time as will be necessary to conduct the business affairs of the Company in an appropriate manner, the Manager, the KKR Group and its affiliates will continue to devote the resources necessary to manage the investment activities of the KKR Group, KKR Vehicles, other affiliated KKR entities and the senior officers of KKR and, therefore, conflicts will at times arise in the allocation of time, services and resources. The KKR Group (including the Manager) are not precluded from conducting activities unrelated to the Company. For example, all members of the KKR Infrastructure Team (including certain of our executive officers) work on KKR’s infrastructure strategies for the global infrastructure funds and the Asia Pacific infrastructure funds and the successors thereto as well as KIF and as a result, will only devote a portion of their business time to the Company. Non-investment executives may not be dedicated solely to the Company and may perform work for KKR Vehicles which is expected to detract from the time such persons devote to the Company. Time spent on these KKR Vehicles diverts attention from the activities of the Company, which could negatively impact the Company and the Shareholders. Furthermore, the KKR Group and the KKR Group personnel derive financial benefit from these other activities, including fees and performance-based compensation. The KKR Group personnel outside the KKR Infrastructure Team share in the fees and performance-based compensation from the Company; similarly, members of the KKR Infrastructure Team and Infrastructure committees share in the fees and performance-based compensation generated by KKR Vehicles. These and other factors create conflicts of interest in the allocation of time by the KKR Group personnel. The Manager’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and Shareholders rely on the Manager’s judgment in this regard. Additionally, the Company could engage in transactions, including the sale of Infrastructure Assets, to persons or entities who are actual or potential Shareholders in the Company or in KKR Vehicles.

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

The Company makes acquisitions alongside KIF, which has similar objectives and strategies as the Company but operates as a distinct entity with their own investors. KKR Vehicles on the KKR Infrastructure platform will be launched from time to time as business opportunities arise, and KKR will negotiate the terms of those KKR Vehicles with potential investors. The terms of such future KKR Vehicles will include mandatory investment minimums, exceptions to those minimums and the allocation of voting rights with respect to Infrastructure Assets. With respect to the Company, KKR faces a conflict of interest when negotiating these terms because KKR generally expects to seek to maximize the potential size of any such future KKR Vehicle’s aggregate commitments. Accordingly, KKR may agree to high mandatory investment minimums or reduce the exceptions to such minimums in a way that is favorable to the investors in such future KKR Vehicle and limits or restricts the Company’s access to acquisition opportunities alongside such future KKR Vehicle. KKR may also agree to restrictions or limitations on how voting rights with respect to Infrastructure Assets may be allocated which would be disadvantageous to the Company’s ability to form Joint Ventures with such future KKR Vehicle. These terms may be materially less favorable for the Company than terms currently available and may continue to become more disadvantageous to the Company over time.

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

As a general matter, and subject to the LLC Agreement and the foregoing, the KKR Group will allocate opportunities between the KKR Group, the Company and KKR Vehicles in a manner that is consistent with an allocation methodology established by the KKR Group reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. In determining allocations of opportunities, the KKR Group will take into account such factors as it deems appropriate, which could include, for example and without limitation : business strategies and focus; target size and target returns, available capital, the timing of capital inflows and outflows and anticipated capital commitments and subscriptions; timing of closing and speed of execution; liquidity profile, including during a ramp-up or wind-down period; applicable concentration limits and other investment restrictions and client instructions (including, without limitation, the need to resize positions to avoid breaches of applicable investment restrictions); mandatory minimum investment rights and other contractual obligations applicable to participating funds (as discussed further below), vehicles and accounts and/or to their investors; portfolio diversification; applicable investment periods and proximity to the end of the term of the relevant funds, vehicles and accounts; the management of actual or potential conflicts of interest; limitations on participants imposed by a portfolio company or other counterparty involved in making an opportunity available; whether an opportunity requires specific advisory committee or other consents on behalf of relevant funds, vehicles and accounts; lender covenants; tax efficiencies and potential adverse tax consequences; regulatory restrictions applicable to participating funds, vehicles and accounts and Shareholders that could limit the Company’s ability to participate in a proposed acquisition; policies and restrictions (including internal policies and procedures) applicable to participating funds, vehicles and accounts; the avoidance of odd-lots or cases where a pro rata or other defined allocation methodology would result in a de minimis allocation to one or more participating funds, vehicles and accounts; the potential dilutive effect of a new position; the overall risk profile of a portfolio; the potential return available from a debt investment as compared to an equity investment; the potential effect of the Company’s performance (positive and negative); and any other considerations deemed relevant by the KKR Group.

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

In addition, subject to the LLC Agreement, the Company could co-invest in an opportunity alongside predecessor funds and successor funds of KKR Vehicles with a strategy that overlaps with that of the Company but is otherwise materially different than that of the Company, including co-investments with the “flagship” KKR fund for a strategy. Conflicts of interest could arise due to the differences between the strategy, term, permitted holding period and factors related to the overall holdings of the Company and that of any such KKR Vehicle, including in particular where the size of the Company’s contribution to an acquisition opportunity is smaller than that of a KKR Vehicle (including a “flagship” KKR fund) or where such a KKR Vehicle is considered the “lead” investing entity for the relevant opportunity. See also “—Co-Investments.” In addition, since certain KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

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

There could be circumstances (including, as described above, with respect to portfolios of assets that might be suitable for both the Company and other KKR Vehicles), including in the case where there is a seller who is seeking to dispose a pool or combination of assets, securities or instruments, where the Company and other KKR Vehicles participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such other KKR Vehicles. Similarly, there may be circumstances where the Company and other KKR Vehicles are seeking to dispose of a pool or combination of assets, securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be determined on a fair and equitable basis as more fully described above. Also, a pool may contain both debt and equity instruments that the KKR Group determines should be allocated to different vehicles. In such situations the KKR Group would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, the KKR Group will have a conflict in establishing the specific prices to be paid for each asset, security or instrument by the Company and the applicable KKR Vehicles. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the KKR Group could determine such allocation of value is not accurate and should not be relied upon. The KKR Group will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. There can be no assurance that an Infrastructure Asset of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Infrastructure Asset were acquired or sold independently rather than as a component of a portfolio shared with KKR Vehicles. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company.

Seed Investments and certain other KKR proprietary entities targeting Infrastructure Assets in which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such opportunities, including, with respect to Seed Investments, in order to maintain the integrity of their strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of acquisition opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company (see “—Co-Investments”) in either the same or different parts of the target’s capital structure or could result in a KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities participated in by the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.

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

Co-Investments

As indicated above and elsewhere in this Annual Report on Form 10-K, the Company could co-invest together with KKR Vehicles and/or certain opportunistic KKR proprietary Balance Sheet entities in some or all of the Company’s opportunities. The KKR Group will also from time to time offer co-investment opportunities to KKR parallel vehicles, other vehicles in which KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any KKR affiliates or any of their affiliated entities might invest and third-party co-investors (including Shareholders and prospective shareholders) and special purpose vehicles established and administered by the KKR Group to facilitate the investments and related investment decisions and activities of such third party co-investors (the foregoing vehicles, entities and persons, collectively, “Co-Investors”). In determining the allocation of co-investment opportunities to applicable Co-Investors, the KKR Group considers a multitude of factors, including its own interest in investing in the opportunity.

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

KKR proprietary Balance Sheet entities and Co-Investors established principally for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates (which might include executives of KKR fund portfolio companies and external consultants) typically will not be subject to management fees or carried interest allocations, performance fees or other performance-related compensation but are generally required to bear their allocable share of Broken Deal Expenses and are allocated a share of monitoring and transaction fees based on their respective ownership of the relevant portfolio company (with the KKR Group retaining such allocable amounts). Management fees, carried interest, administration and/or other fees applicable to other Co-Investors will be established by the KKR Group in its sole discretion and, as indicated above under “—Fees,” could be less or more than those applicable to the Company. Certain Co-Investors not comprising Co-Investors established for the benefit of KKR personnel, Advisors, Capstone Executives and other associated persons of the KKR Group or any of its affiliates will not be subject to or otherwise charged any management fees, Performance Participation Allocation and/or other carried interest or other performance compensation, administration fees or other fees.

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

The “flagship” KKR fund participating in an acquisition customarily will provide, and the Company may provide in the future, an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory agency) in connection with a potential acquisition covering the entire equity funding obligation for the relevant acquisition, including amounts expected to be funded by parallel vehicles, KKR Vehicles and other Co-Investors, where applicable. Additionally, both the Company and the relevant “flagship” KKR fund will customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential acquisition. The KKR Group has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits among the Company, the relevant “flagship” KKR fund, its parallel vehicles, KKR Vehicles and other Co-Investors. However, KKR Vehicles and other Co-Investors expected to participate in a potential acquisition generally will not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit will remain the primary obligation and risk of the Company and the “flagship” KKR fund, and any parallel vehicles, KKR Vehicles and other Co-Investors participating in the relevant acquisition will be liable for their respective shares of the funding obligation or deposit as determined under the KKR Group’s policies and procedures, which for certain entities, would only impose liability as and when, and to the extent that such entities enter into a joinder or other equity commitment undertaking, which (if entered into) typically will not occur until after signing of the relevant transaction documents.

The Company could provide interim financing to any Infrastructure Asset in connection with or subsequent to a portfolio acquisition by the Company in such Infrastructure Asset (each, a “Bridge Financing”). Bridge Financings could be syndicated to one or more Co-Investors to the extent such Co-Investors were not in a position to participate in the relevant co-investment opportunity on or prior to the closing of the Company’s participation therein. Generally, investments syndicated to Co-Investors post-closing (including Bridge Financings) are expected to be transferred at cost and without an interest charge or other cost of capital charge payable to the Company. However, where it is deemed necessary or advisable to do so (e.g., in light of market dynamics, concentration considerations, operational considerations, similar considerations, or any combination of the foregoing) it is possible that Infrastructure Assets (including Bridge Financings) could be syndicated to Co-Investors for an amount less than cost and/or an amount less than the amount at which the relevant Infrastructure Asset is currently valued, and any loss realized on any syndication will be borne by the Company. The Company is expected to fund Bridge Financings using cash on hand or drawdowns under the Company’s credit facility (to the extent available). The Company will bear the interest expenses on such borrowed amounts and typically will not be reimbursed for such expenses when interests are transferred to Co-Investors, nor will Co-Investors reimburse the Company or otherwise bear any other costs and expenses incurred by the Company in connection with these borrowings or in connection with establishing the credit facility, including without limitation any upfront fees, undrawn fees or associated legal costs or expenses. If a transaction fee is paid in connection with a deal where there is a Bridge Financing, then the Company will be allocated a portion of the transaction fee based on its aggregate funding at closing of the deal (i.e., both its long-term hold amount and any Bridge Financing amount). The entire amount of the transaction fee allocated to the Company will be treated as Other Fees and be offset against the Offsetable Fees payable by the Company to the KKR Group (after repayment of Broken Deal Expenses, if applicable). KCM will not earn any syndication fees in connection with the placing of any Bridge Financing to the Company or the subsequent syndication of Bridge Financings to Co-Investors. In circumstances where the Company was allocated a transaction fee for a Bridge Financing, such Bridge Financing will be transferred to Co-Investors post-closing at cost (inclusive of the pro rata portion of the transaction fee allocable to the Bridge Financing).

Notwithstanding the foregoing, the Company could acquire securities of an Infrastructure Asset in circumstances in which the acquisition is effected on a short term basis solely for legal, tax, administrative, operational or similar considerations related to the transaction and where the relevant Co-Investors have made a commitment or similar undertaking with respect to the acquisition of the relevant portion of the Infrastructure Asset (these circumstances include, without limitation, certain transactions in which a rebalancing or similar operation occurs in order to ensure proper allocation among participating investors, including where allocations may not be final at the time of closing, and/or certain instances in which it is necessary or advisable to have the Company make the initial acquisition or otherwise not to have all or certain Co-Investors own securities at the time of closing for regulatory, tax, administrative, operational or similar reasons). In these circumstances, unless otherwise determined by KKR, the relevant amount acquired by the Company and transferred or otherwise allocated to Co-Investors will not be treated as an Infrastructure Asset acquisition or a Bridge Financing by the Company, and the transaction fee allocable to the relevant amount transferred to Co-Investors will not be treated as Other Fees and offset against Management Fees payable by the Company.

The determination as to whether Balance Sheet entities will fund all or any portion of an investment that is expected to be syndicated to Co-Investors will be made by the Balance Sheet Committee (or one or more of its delegates) based on the interests of the Balance Sheet, including the liquidity profile of the Balance Sheet at the time of the syndication, other syndications in process or expected to be in process and the need for bridging in those other syndications, the likelihood of successfully syndicating the investment and the potential for affiliates of the KKR Group to earn syndication fees in connection with placing the investment with Co-Investors (which fees will not be earned by the KKR Group where investments are syndicated by the Company as Bridge Financings) or, conversely, the risk of a failed syndication and retention of the investment. See “—Broker-Dealer Activities.” As such, the Balance Sheet will have an incentive not to agree to fund the portion of investments allocated to Co-Investors where the post-closing syndication is expected to be challenging or subject to significant risk of failure. If Balance Sheet entities do not fund all or any portion of the amount of an investment allocated to Co-Investors, it is expected that the Company will fund such amounts (subject to the limitations set forth in the LLC Agreement) as Bridge Financings. The Company will therefore bear the risk that Co-Investors do not purchase some or all of such investment and the risk of a more concentrated exposure to the relevant investment than was originally desired and/or the risk of loss if the relevant Infrastructure Asset is sold below cost.

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

For example, with respect to the Company’s interests in certain companies, members of the KKR Group, KKR Vehicles and/or Global Atlantic could invest in debt issued by the same companies. The interests of the Company will not be aligned in all circumstances with the interests of the KKR Group or KKR Vehicles to the extent that they hold debt interests, which could create actual or potential conflicts of interest or the appearance of such conflicts. In that regard, actions could be taken by the KKR Group and/or the KKR Vehicles that are adverse to the Company. The interests of the Company, the KKR Group and/or KKR Vehicles investing in different parts of the capital structure of an Infrastructure Asset are particularly likely to conflict in the case of financial distress of the company. For example, if additional financing is necessary as a result of financial or other difficulties of an Infrastructure Asset, it will generally not be in the best interests of a KKR Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Manager or the KKR Group to recommend such additional financing as being in the best interests of the Company might be impaired. In addition, it is possible that, in a bankruptcy proceeding, the Company’s interests could be subordinated or otherwise adversely affected by virtue of the KKR Group’s and/or such KKR Vehicles’ involvement and actions relating to their investment. There can be no assurance that the term of or the return on the Company’s investment will be equivalent to or better than the term of or the returns obtained by the KKR Vehicles participating in the transaction. This could result in a loss or substantial dilution of the Company’s Infrastructure Asset, while the KKR Group or a KKR Vehicle recovers all or part of amounts due to it. Similarly, the Manager’s ability to implement the Company’s strategies effectively will be limited to the extent that contractual obligations entered into in respect of the activities of the KKR Group and/or KKR Vehicles impose restrictions on the Company engaging in transactions that the Manager would be interested in otherwise pursuing.

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

In addition, the KKR Group will receive various kinds of portfolio company data and information (including from portfolio companies of KKR funds and KKR Vehicles), including information relating to business operations, trends, budgets, customers and other metrics. As a result, the KKR Group will likely be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, the KKR Group will generally seek to enter into information sharing and use arrangements with portfolio companies. The KKR Group believes that access to this information will further the interests of the Shareholders by providing opportunities for operational improvements across portfolio companies and for the KKR Group to utilize such information in connection with the Company’s management activities. Subject to appropriate contractual arrangements and the KKR Group’s policies and procedures on the proper handling of private and confidential information, the KKR Group will at times also utilize such information outside of the Company’s activities in a manner that provides a material benefit to the KKR Group in which the Company would not participate. For example, information from an Infrastructure Asset owned by the Company could enable the KKR Group to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the KKR Group or KKR Vehicles that do not own an interest in such Infrastructure Asset, without compensation or benefit to the Company or its Infrastructure Assets. However, the acquisition of certain confidential or material, non-public information could also limit the ability of the Company to buy or sell particular securities. The benefits received by the KKR Group from any such arrangements will not offset Offsetable Fees or otherwise be shared with Shareholders. As a result of the foregoing, the Manager could have an incentive to pursue acquisitions of companies based on their data and information and/or to utilize such information in a manner that benefits the KKR Group or KKR Vehicles. The KKR Group engages in a broad range of business activities and invests in portfolio companies whose operations could be substantially similar to the Infrastructure Assets of the Company. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the Infrastructure Assets of the Company, and adversely affect the prices and availability of business opportunities or transactions available to such Infrastructure Assets.

It is possible that KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could serve on the boards of portfolio companies and in such capacity receive directors’ fees that are retained in whole or in part by the relevant individuals. KKR personnel, Advisors, KKR Capstone (and other Technical Consultants) personnel and other consultants could also serve as directors or interim executives of, or otherwise be associated with, companies that are competitors of certain Infrastructure Assets of the Company. In such cases, such individuals will generally be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. In most cases involving the Company’s Infrastructure Assets, given that the Company would generally be a significant investor in such companies, the interests of the Company and its Infrastructure Assets would generally be expected to be aligned, although this will not always be the case, particularly if Infrastructure Assets are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would often not be aligned with those of the Company or the Company’s Infrastructure Assets. This could result in a conflict between the relevant individual’s obligations to an Infrastructure Asset or competitor company and the interests of the Company. Such conflict could be addressed to the detriment of the competitor company and the interests of the Company. In some circumstances, having KKR personnel serve as directors or interim executives of an Infrastructure Asset of the Company or another company (including, for these purposes, a portfolio company of the KKR Group or any KKR Vehicle) will restrict the ability of the Company to invest directly in an opportunity that also constitutes an opportunity for such company.

Limitations on Information Sharing within KKR; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources

The KKR Group has adopted information-sharing policies and procedures that address both (i) the handling of confidential information and (ii) the information barrier that exists between the public and private sides of the KKR Group. The KKR Group’s credit and public equity professionals (i.e., those engaged by KKR Credit) are generally on the public side of the KKR Group, although some members of the KKR Credit team are also on the private side of the KKR Group (i.e., part of the “KKR Private Markets” business). The KKR Group’s private equity, growth equity, energy and infrastructure and real estate professionals and Advisors are on the private side of the KKR Group, the Manager and the KKR Group’s broker-dealer professionals could be on the private or public side of the KKR Group depending on their roles. The KKR Group has compliance functions to administer the KKR Group’s information-sharing policies and procedures and monitor potential conflicts of interest. Although the Company plans to leverage the KKR Group’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s Infrastructure Assets, the KKR Group’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit the Company’s ability to do so. For example, from time to time, the KKR Group’s private equity, growth equity or broker-dealer professionals will be in possession of material non-public information with respect to the Company’s Infrastructure Assets or potential Infrastructure Assets (particularly, but not limited to, where the Company acquires or proposes to acquire Infrastructure Assets in which a KKR Vehicle holds equity), and, as a result, such professionals will be restricted by the KKR Group’s information-sharing policies, or by law or contract, from sharing such information with the KKR Group’s professionals responsible for making the Company’s business decisions, even where the disclosure of such information would be in the best interests of the Company or would otherwise influence the decisions taken by such executives with respect to such acquisition or potential acquisition. Accordingly, as a result of such restrictions, the investment activities of the KKR Group’s other businesses could differ from, or be inconsistent with, the interests of and activities that are undertaken for the account of the Company and there can be no assurance that the Company will be able to leverage all of the available resources and industry expertise of the KKR Group’s other businesses fully. Additionally, there could be circumstances in which one or more individuals associated with the KKR Group, including investment executives and committee members otherwise involved in the activities of the Company, will be precluded from providing services to the Company or from being involved in specific acquisition-related activities or decisions because of certain confidential information available to those individuals or to other parts of the KKR Group or because of other applicable legal or regulatory restrictions resulting from their involvement in activities of KKR Vehicles. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, acquire and support our Infrastructure Assets.” In such circumstances, applicable legal or regulatory restrictions (or applicable information barrier policies or other related compliance policies) could require such investment executives to recuse themselves from the relevant Company committees or otherwise from participating in acquisition activities or decisions relating to the Company’s acquisitions or alternatively, the KKR Group could determine that such investment executives should so recuse themselves to ensure that they can participate in the acquisition activities and decisions of KKR Vehicles. The Company could be adversely impacted in such circumstances.

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

The nature of the KKR Group’s business and the business of its affiliates, including, without limitation, participation by KKR personnel in creditors’ committees, steering committees or boards of directors of portfolio companies and potential portfolio companies, results in it receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. With limited exceptions (as described above), the KKR Group does not establish information barriers between its internal deal teams. Trading by members of the KKR Group on the basis of such information, or improperly disclosing such information, will in some cases be restricted pursuant to applicable law and/or internal policies and procedures adopted by the KKR Group to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an entity by the KKR Group or KKR personnel could, including where an appropriate information barrier does not exist between the relevant investment executives or has been “crossed” by such professionals, significantly restrict the ability of the Manager to deal in the securities of that entity on behalf of the Company, which could adversely impact the Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such asset. In addition, members of the KKR Group in possession of such information could be prevented from disclosing such information to the KKR Group, even where the disclosure of such information would be in the interests of the Company. The KKR Group will at times also be subject to contractual “stand-still” obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company.

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

In connection with selling investments by way of a public offering, an affiliated broker-dealer of the KKR Group could act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis; provided that such affiliated broker-dealer of the KKR Group will not purchase Infrastructure Assets from the Company in that capacity. The KKR Group could also, on behalf of the Company, effect transactions, including transactions in the secondary markets where the KKR Group is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that the KKR Group will not always receive commissions from such agency cross transactions as indicated above, it could nonetheless have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties. See also “—Broker-Dealer Activities.” The KKR Group will retain any commissions, remuneration or other profits made in such transactions. The Manager will approve any transactions in which an affiliated broker-dealer of the KKR Group acts as an underwriter, as broker for the Company, or as broker or advisor on the other side of a transaction with the Company only where the Manager believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement, a Shareholder will consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

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

More generally, and without limiting the foregoing, the Manager will from time to time purchase an Infrastructure Asset or companies from a closed-end KKR Vehicle, in which the investors of such closed-end KKR Vehicle are given the opportunity to continue their investment in the relevant assets, in whole or in part (a “continuation vehicle”). A continuation vehicle could also involve participation by KKR proprietary entities, KKR Vehicles and/or third parties. If the Company acquired the relevant Infrastructure Asset alongside the relevant closed-end KKR Vehicle, then the Company will need to decide whether to participate in the sale to the continuation vehicle or continue to hold the Infrastructure Asset alongside the continuation vehicle. If the Company elects to sell to the continuation vehicle, the Shareholders will not be given the opportunity to participate in the continuation vehicle. The sale of an Infrastructure Asset to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the Infrastructure Asset at a later time than the Company and otherwise taking actions with respect to such Infrastructure Asset that are different than the actions taken by the Company. As such, the Manager and other members of the KKR Group could ultimately receive a return that is higher than the return achieved by the Company. If the Company does not elect to sell to the continuation vehicle, the sale of an Infrastructure Asset to a continuation vehicle will result in certain members of the KKR Group disposing of their interests in the Infrastructure Asset at an earlier time than the Company and otherwise taking actions with respect to such Infrastructure Asset that are different than the actions taken by the Company. As such, the Manager and certain members of the KKR Group that have sold their interests in such Infrastructure Asset to the continuation vehicle could receive from such sale a return that is higher than the ultimate return achieved by the Company at the time the Company disposes of its interests in such Infrastructure Asset. In addition, members of the KKR Group likely will be entitled to receive fees in connection with the consummation of the transaction and/or in connection with continuing to hold the relevant Infrastructure Assets. With the exception of Other Fees (which do not include fees of KCM, KKR Capstone, Advisors or Technical Consultants or other fees paid to the KKR Group for services described herein, such as service costs and loan servicing or administration fees), none of any such fees received by the KKR Group will be shared with the Company or offset against the Management Fee or the Performance Participation Allocation. Although the sale of an Infrastructure

Asset to a continuation vehicle would in many cases constitute a cross transaction, such transactions could be structured in a manner that does not constitute a cross transaction. The Company may seek to purchase interests in the Infrastructure Asset being sold to the continuation vehicle regardless of whether it previously held interests in such Infrastructure Asset or not, all of which may present a conflict of interest. The Company may also seek to purchase interests in a continuation vehicle in which KKR Vehicles are also participating in such related transaction. In the event the Company proposes to sell any Infrastructure Assets to a continuation vehicle and that sale fails to close for any reason, the Company would typically bear its allocable portion of the Broken Deal Expenses relating to the proposed transaction, including fees for services that would only have accrued to the benefit of certain subsets of investors of the closed-end KKR Vehicle, such as those investors of the closed-end KKR Vehicle electing to continue their participation, if the transaction had closed.

Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when the Company sells its corresponding interest in an Infrastructure Asset, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.

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

The KKR Group and KKR Vehicles could sell an Infrastructure Asset interest to an investor in a KKR Vehicle (including the Company) holding the same Infrastructure Asset or an investor in another KKR Vehicle (including the Company) that is not invested in the Infrastructure Asset. Because such proposed sales are from KKR Vehicles (and not the KKR Group) and to limited partners of KKR Vehicles and not “clients” as defined under the Advisers Act, the KKR Group does not consider such sale transactions to be principal transactions. The KKR Group has policies and procedures on effecting sales of Infrastructure Asset interests to KKR investors in order to manage conflicts of interest that could arise in these circumstances.

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

In addition, to the extent (a) another KKR Vehicle invests in, or transacts with, an Infrastructure Asset, if the Company’s only holding in such Infrastructure Asset is a publicly-traded or privately-held security and none of the Company, KKR or the KKR Group hold a majority of outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such Infrastructure Asset or otherwise have the right to control the Infrastructure Asset by contract, or (b) the Company acquires, or transacts with, a portfolio company of another KKR Vehicle if such KKR Vehicle’s only holding in such Infrastructure Asset is a publicly-traded or privately-held security and none of such KKR Vehicle, KKR or the KKR Group hold a majority of the outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such Infrastructure Asset or otherwise have the right to control the Infrastructure Asset by contract, then, in each case of (a) and (b), such acquisition or transaction will not constitute or otherwise be treated by the Company as a principal or cross transaction. For purposes of the foregoing, none of the

Company, any KKR Vehicle, KKR or the KKR Group shall be treated as holding a majority of outstanding voting equity or having the ability to appoint a majority of the board members (or equivalent managers) of the applicable Infrastructure Asset, or otherwise having the right to control such Infrastructure Asset by contract, until the transaction providing any such rights has been consummated. As such, the Company’s acquisition of publicly-traded or privately-held securities of a Infrastructure Asset in which another KKR Vehicle is simultaneously acquiring, or has previously executed a letter of intent or other binding agreement to acquire, a majority of outstanding voting equity of such Infrastructure Asset shall not be treated as a cross transaction so long as such acquisition by such KKR Vehicle has not been consummated, and vice versa.

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

Infrastructure Asset Service Providers

The Company and its Infrastructure Assets are permitted to engage an Infrastructure Asset of the Company or portfolio company of a KKR Vehicle (“Portfolio Company Service Providers”) to provide some or all of the following services: (a) management services with respect to an Infrastructure Asset (i.e., management of operational services); (b) operational services with respect to an Infrastructure Asset (i.e., general management of an Infrastructure Asset’s day to day operations); (c) transaction support services with respect to actual or potential acquisitions (including, without limitation, managing relationships with brokers and other potential sources of acquisitions, identifying and sourcing potential acquisitions, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordination of design and development activities, assistance with due diligence, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, providing in-house legal and accounting services, assistance with due diligence, preparation of project feasibilities, site visits and transaction consulting); (d) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, finance/budget, corporate secretarial services, data management, directorship services, domiciliation, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with Joint Ventures partners), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and (e) loan servicing and management (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management). Similarly, KKR Vehicles and their portfolio companies are permitted to engage Portfolio Company Service Providers of the Company or KKR Vehicles to provide some or all of these services. Some of the services performed by a Portfolio Company Service Provider could also be performed by KKR from time to time and vice versa. Fees paid by the Company or its Infrastructure Assets to Portfolio Company Service Providers owned by KKR Vehicles will not be shared with the Company or offset against the Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company.

KKR does not expect a Portfolio Company Service Provider providing management services with respect to an Infrastructure Asset of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such Infrastructure Asset. However, individual executives of the management team of a Portfolio Company Service Provider providing such management services with respect to an asset of the Company could co-invest alongside the Company in such asset as part of such executives’ compensation arrangements with such Portfolio Company Service Provider to enhance alignment of interest. Portfolio Company Service Providers utilized by Infrastructure Assets of the Company or KKR Vehicles will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties, which could be calculated on an aggregate basis across multiple Infrastructure Assets. The incentive based compensation paid to a Portfolio Company Service Provider with respect to an Infrastructure Asset of the Company or a KKR Vehicle could vary from the incentive based compensation paid to such Portfolio Company Service Provider with respect to other Infrastructure Assets of the Company or such KKR Vehicle; as a result the management team of (or other related parties associated with) a Portfolio Company Service Provider could have greater incentives with respect to certain Infrastructure Assets relative to others, and the performance of certain Infrastructure Assets could provide incentives to retain a Portfolio Company Service Provider that also services other Infrastructure Assets. Portfolio Company Service Providers owned by the Company or KKR Vehicles could charge the Company and its Infrastructure Assets for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, could pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Company Service Provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its Infrastructure Assets to them, along with any related tax costs and an allocation of such Portfolio Company Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down an Infrastructure Asset; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its Infrastructure Assets bearing less or more costs and expenses. The KKR Group will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurance that amounts charged by Portfolio Company Service Providers that are not controlled by the Company or KKR Vehicles will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses could be borne by the Company and will not be shared with the Company or offset against the Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Similarly, KKR Vehicles and their portfolio companies could engage Portfolio Company Service Providers of the Company to provide services, and these Portfolio Company Service Providers will generally charge for services in the same manner described above, but the Company and its Infrastructure Assets generally will not be reimbursed for any costs (such as start-up costs) relating to such Portfolio Company Service Providers incurred prior to such engagement.

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

Portfolio Company Service Providers are generally expected to be owned and, in certain circumstances, controlled, by one or more KKR Vehicles, such as the Company and/or KKR Vehicles (including co-investment vehicles). In certain instances, a similar company could be owned by the KKR Group directly. The KKR Group could cause a transfer of ownership of one of these Portfolio Company Service Providers from the Company to a KKR Vehicle, or from a KKR Vehicle to the Company. The transfer of a Portfolio Company Service Provider between the Company and a KKR Vehicle is generally expected to be consummated for minimal or no consideration, and without obtaining any consent from the Board (or the non-independent members thereof). The KKR Group could, but is not required to, obtain a third party valuation confirming the same, and if it does, the KKR Group is expected to rely on such valuation. Transactions with Portfolio Company Service Providers of the Company do not require the consent of the Board (or the non-independent members thereof). Portfolio Company Service Providers and KKR Vehicles are not considered “Affiliates” under the LLC Agreement and therefore are not covered by affiliate transaction restrictions included in the LLC Agreement, such as the requirement to obtain consent from the Board (or the non-independent members thereof) in certain circumstances.

Valuation Matters

The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or repurchased by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to KKR and the amount of the Management Fee payable to the Manager. The valuation of investments of KKR Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of KKR to form and attract capital to KKR Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Charitable Donations and Political Activities

Infrastructure Assets in which the Company invests could, from time to time, make contributions to charitable initiatives or other non-profit organizations that are expected to, directly or indirectly, enhance the value of the Company’s Infrastructure Assets or otherwise serve a business purpose for, or be beneficial to, the Company’s Infrastructure Assets. Such contributions could be designed to benefit employees of an Infrastructure Asset or the community in which a property is located or in which the Infrastructure Asset operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of the operating partners, Joint Ventures partners, Infrastructure Asset management teams and/or other persons or organizations associated with the Company’s Infrastructure Assets. To the extent that the Company has approval rights with respect to such charitable contributions made by an Infrastructure Asset, the relationships described above could influence the Manager’s decisions with respect thereto. Further, such charitable contributions by an Infrastructure Asset could supplement or replace charitable contributions that the KKR Group would have otherwise made.

An Infrastructure Asset may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Any such Infrastructure Assets are not considered affiliates of the Manager, and therefore such activities are not subject to relevant policies of the Manager or the KKR Group (which prohibit political contributions in the name of KKR without prior clearance from KKR’s Head of Global Public Affairs and Chief Compliance Officer) and could be undertaken by an Infrastructure Asset without the knowledge or direction of the Manager. In such circumstances, the Manager would be unable to control whether costs related to such activities would be borne by Infrastructure Assets undertaking such activities. The interests advanced by an Infrastructure Asset through such activities may, in certain circumstances, not align with or be adverse to the interests of other Infrastructure Assets, the Company or the Shareholders. It is also possible that such activities could also directly or indirectly benefit other Infrastructure Assets, KKR Vehicles or the KKR Group.

Any such charitable or political contributions made by an Infrastructure Asset of the Company could reduce the Company’s returns in respect of the relevant Infrastructure Asset, will not be shared with the Company or offset against the

Offsetable Fees payable to the Manager or its affiliates in respect of the Company. There can be no assurance that any such activities will actually be beneficial to or enhance the value of the Company or its Infrastructure Assets, or that the Manager will be able to resolve any associated conflict of interest in favor of the Company.

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

Broker-Dealer Activities

The KKR Group includes a number of entities that act as broker-dealers. Such broker-dealers, acting alone or with other parties, will provide strategic and capital markets advisory services to the Company and to Infrastructure Assets and other entities (including non-controlled entities) the Company owns or acquires, including (without limitation) in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings, capital raising activities and full or partial dispositions, and will alone, or with other counterparts, which might include KKR Vehicles, third party banks or other unaffiliated finance providers, provide acquisition financing, lines of credit, bridge financing, hedging and other corporate lending or financing services and products to such entities and to the Company with respect to such entities. Such broker-dealers (including their respective related vehicles) could, from time to time, manage or otherwise participate in underwriting or selling activities with respect to existing or potential investments and Infrastructure Assets of the Company (including by managing or participating in underwriting syndicates and/or selling groups), could participate or otherwise be involved in the private placement of equity or debt securities or instruments issued or sold by, or in connection with the acquisition or disposition of, the Company’s Infrastructure Assets and non-controlling entities in or through which the Company may acquire Infrastructure Assets (including by placing securities issued by such Infrastructure Assets with Co-Investors as described in “—Co-Investments” above), or could otherwise arrange or provide financing for the Company and for or in connection with the acquisition or disposition of Infrastructure Assets. In each of the foregoing cases, the relevant broker-dealer(s) could act alone or with other parties (including in a lead capacity), which other parties could include third parties or, where appropriate, could include the Company and/or KKR Vehicles. See also “—Fees.” In particular, KCM is expected to participate actively in the financing of the Company’s Infrastructure Assets, including, for example, by arranging for senior financing that is secured by pools of Infrastructure Assets held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s Infrastructure Assets, enter into obligations to acquire such instruments or securities and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, capital market advisory fees, interest payments or other fees or compensation with respect to such activities, which are not required to be shared with the Company or the Shareholders. In certain circumstances, where a KKR Group broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s Infrastructure Assets or other issuers in which it invests. In addition, the Company could be prevented from participating in a Joint Venture as a result of a KKR Group broker participating in such underwriting or financing transactions. Where a KKR Group broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.

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

KKR Stakes and Seed Business

The KKR Group owns interests in third-party hedge fund and fund of fund managers in which the KKR Group has acquired a stake, seeded or otherwise obtained an ownership interest (the “Stakes and Seed Managers”). Funds and accounts managed by such managers (“Stakes and Seed Funds”) are expected to pursue a broad range of investment strategies and invest in a broad range of securities and instruments and other assets globally. Any Stakes and Seed Fund could invest in securities or other financial instruments of companies (or issuers) in which KKR Vehicles, including the Company, could also have an interest. Stakes and Seed Funds could also invest in competitors of KKR Vehicles (including the Company) or their respective portfolio companies. Actions taken by any Stakes and Seed Manager in respect of any of the foregoing could adversely impact the Company or a KKR Vehicle. Any such investments and actions will be controlled by the respective Stakes and Seed Manager and will generally be outside the control and oversight of the KKR Group. Notwithstanding the foregoing, the KKR Group and KKR Credit will also, from time to time, act as a non-discretionary sub-adviser of a Stakes and Seed Fund or Stakes and Seed Manager, including in particular with respect to co-investments made alongside KKR Vehicles.

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

Strategic Relationship with Global Atlantic

Global Atlantic is a leading retirement and life insurance company and a wholly owned subsidiary of the KKR Group. The KKR Group serves as Global Atlantic’s investment manager.

KKR has the ability, and expects in certain circumstances, to treat Global Atlantic assets managed by the KKR Group (the “Global Atlantic Accounts”) as a KKR Group affiliate and as KKR-affiliated capital.

From time to time, one or more Global Atlantic Accounts will invest alongside the Company or a KKR Vehicle, in which case, the KKR Group generally expects to treat any such Global Atlantic Account as a KKR Vehicle for the purposes of allocating opportunities and related fees and expenses. A Global Atlantic Account also could invest via a structured financing arrangements or otherwise in respect of the Manager commitment, whether directly in the Company, via a KKR Vehicle or otherwise.

KKR should be expected to grant to Global Atlantic (and could grant any such other similarly situated insurance company in the future) or any of its direct or indirect transferees (which could include third parties unaffiliated with KKR and Global Atlantic) certain preferential terms, including: (a) reduced or blended management fee and performance compensation rates compared to those applicable to other investors; (b) access to investment opportunities on a primary basis (whether in the same or a different class of securities or other assets in which the Company or a KKR Vehicle is investing); (c) co-investment opportunities; and (d) other preferential terms, which, in each case, are not subject to “most favored nations” treatment by other investors, regardless of the amount of capital that any such investor has committed or agrees to commit to the Company or KKR Vehicles in the aggregate, or such investor’s relationship with KKR. All or a portion of any investment by Global Atlantic or any of its respective direct or indirect transferees is expected to be counted toward the minimum required sum of (i) aggregate direct and indirect capital commitments of the general partner of the applicable flagship KKR fund, its affiliates, any applicable KKR Financing Partners and any other parallel vehicles and (ii) the aggregate capital commitments to any KKR feeder funds or the equivalent for any other KKR Vehicle (the “KKR Minimum Commitment”), which would reduce or eliminate the requirement for KKR to invest any of its direct or Balance Sheet capital in the Company or such KKR Vehicle.

Certain Global Atlantic Accounts (including future Global Atlantic Accounts) have and will have the ability to invest directly in acquisition opportunities available to the Company or a KKR Vehicle. The availability of such acquisition opportunities creates a conflict of interest in that the KKR Group will be incentivized to allocate more attractive opportunities and scarce opportunities to proprietary entities and accounts rather than to the Company or KKR Vehicles generally. Depending on the timing and terms of any allocation of Global Atlantic account assets to a strategy (e.g., by investments in or alongside the Company or KKR Vehicles), such investment by Global Atlantic could result in less availability of discretionary investment opportunities for the Company. Notwithstanding the foregoing, the KKR Group seeks to allocate acquisition opportunities among the Company, the Global Atlantic Accounts, KKR Vehicles and other accounts in a manner that is consistent with the allocation methodology established by the KKR Group and its affiliates and in a manner designed to ensure allocations of such opportunities are made on a fair and equitable basis over time.
Other examples of conflicts of interest are expected to arise in connection with the relationship between KKR and Global Atlantic, including, for example, that:

i.Global Atlantic Accounts could, subject to applicable law, acquire assets of, or provide financing to, the Company and/or Infrastructure Assets owned by the Company (including via back leverage);

ii.subject to regulatory approval, Global Atlantic Accounts could acquire portfolios of assets originated by, or provide financing to, the Company’s platform arrangements, which, subject to applicable law, will be implemented in a manner consistent with treatment of KKR Vehicles (accordingly, where such transactions involve the acquisition of such assets or provision of such financing on terms negotiated with the management of such platform vehicles or other Infrastructure Assets in which the Company invests, such transactions will not be viewed as cross transactions that are subject to the cross transactions restrictions pursuant to the LLC Agreement);

iii.Global Atlantic Accounts could participate as lenders to the Company and KKR Vehicles on the terms permitted by the LLC Agreement or other governing documents, as applicable, which would result in actual or potential conflicts of interest as further described in “—Other Affiliate Transactions” above;

iv.Global Atlantic Accounts could invest in infrastructure-backed debt instruments issued by Infrastructure Assets owned by the Company (which transactions could create actual or potential conflicts of interest as further described in “—Investments in Which KKR and/or KKR Vehicles Have a Different Principal Interest” above);

v.commitments of Global Atlantic Accounts to KKR Vehicles are being used to satisfy or count towards the KKR Minimum Commitment or the equivalent for any KKR Vehicle (on which amounts KKR will earn Management Fees, performance compensation and other fees and compensation in certain circumstances);

vi.KKR has the ability to take other actions with respect to commitments by Global Atlantic that otherwise benefit KKR, such as by excluding commitments of Global Atlantic Accounts from any cap that may be imposed on the size of the Company or a KKR Vehicle or by modifying fee and performance compensation arrangements based on affiliate or other status);

vii.KKR could allocate opportunities to Global Atlantic, and in connection with such allocations, make conflicted decisions with respect to (A) co-investments among the Company and/or KKR Vehicles and (B) seeking co-investors (including by allocating co-investments to Global Atlantic Accounts), which could result in materially less availability of acquisition opportunities for the Company, KKR Vehicles and third party co-investors (and, in this regard, (I) KKR will be incentivized to allocate acquisition opportunities to Global Atlantic over other clients or co-investors, given KKR’s economic interest in Global Atlantic and any relevant fee and performance compensation arrangements in respect thereof, (II) KKR, via its interest in Global Atlantic, could participate in transactions through the Company and/or KKR Vehicles, as well as in a co-investment capacity alongside the Company or KKR Vehicles, which would give rise to conflicts of interest based on the selection methodology employed in connection with such participation and (III) Global Atlantic will have certain advantages as it relates to the considerations that inform the allocation of co-investments, including that KKR will be able to influence Global Atlantic’s decision to participate in such co-investments and its ability to move quickly in consummating such co-investments);

viii.subject to regulatory requirements, Global Atlantic Accounts could agree to pay certain fees to affiliated service providers in connection with certain transactions, where such fees would not be chargeable to KKR Vehicles or accounts, which would incentivize KKR to allocate acquisition opportunities to or otherwise favor such Global Atlantic Accounts;

ix.Global Atlantic Accounts could participate in one or more multi-tranche acquisition opportunities where the Company or KKR Vehicles acquire one or more tranches of an Infrastructure Asset, while Global Atlantic (whether alone or alongside other investors) invests on a non-pari passu basis in the same or different tranches of such Infrastructure Asset or investment;

x.a KKR Affiliate or portfolio company of KKR, the Company or a KKR Vehicle could engage in various business arrangements with (including the provision of services to) Global Atlantic or its subsidiaries;

xi.subject to the LLC Agreement, Global Atlantic or its subsidiary could purchase all or a portion of an Infrastructure Asset following disposition thereof by the Company, including in connection with the ultimate disposition of such Infrastructure Asset to a third party;

xii.Global Atlantic or its subsidiary could provide financing solutions to a third party seeking to purchase KKR’s, the Company’s or a KKR Vehicle’s Infrastructure Asset in the form of seller financing or otherwise; and

xiii.KKR and/or Global Atlantic could be the sole beneficiaries of acquisition opportunities that were generated using capital provided by the Company and/or a KKR Vehicle.

KKR expects, from time to time, to develop new policies and procedures and to modify existing policies and procedures in an effort to identify and mitigate actual and potential conflicts of interest relating to its ownership of Global Atlantic (as reasonably practicable under the circumstances), including the items referenced above; however, no assurance can be given that the policies and procedures will serve to mitigate such conflicts of interest or avoid adverse effects on the Company or any KKR Vehicle.

The terms of Global Atlantic Accounts are expected to differ materially from those of the Company, including in respect of management fees and expense reimbursements. Management fees and carried interest are expected, but are not required, to be charged by the KKR Group for the management of Global Atlantic Accounts. However, such fees and allocations generally are expected to be lower or even materially lower than those applicable to the Company.

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

The Company’s NAV will generally be determined by the Manager based in part on valuations of the Company’s assets as described in “Item 1. Business—Net Asset Value.” The Manager has a conflict of interest with respect to such valuations because the amount of the Management Fee payable, the amount of the Performance Participation Allocation to which KKR is entitled with respect to the Company, and the timing of its receipt of the Performance Participation Allocation will depend in part on the value of the assets. In the event that the Company makes any distribution in kind to the Shareholders as a whole or to any Shareholders in particular, the fair value of such property will generally be determined by the Manager. If the valuations made by the Manager are incorrect (including both with respect to an in-kind distribution or with respect to the fair value of assets that continue to be held by the Company), the Performance Participation Allocation payable to KKR, or the timing of receipt of the Performance Participation Allocation, could also be incorrect. A valuation generally will not be required and is not expected to be obtained in connection with in-kind distributions.

Under certain circumstances, a KKR Group proprietary entity could seek to hold a co-investment interest when the Company sells its corresponding interest in an Infrastructure Asset, due to differences in strategy, asset allocation objectives or liquidity needs. The KKR Group would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of the Company prior to implementing a hold strategy for a KKR proprietary account. However, there can be no assurances that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such KKR proprietary entity.

In the event of any error by the KKR Group in the calculation of the Management Fee, the KKR Group will endeavor to correct such error as soon as reasonably practicable, including by refunding any excess Management Fee, netting such amount out of subsequent amounts payable to the KKR Group or by taking such other actions as the KKR Group determines are reasonably necessary. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. Any determination as to whether an error occurred and as to what remedial action to take, if any, is made by the KKR Group in its sole discretion and shall be final and binding in all respects. Interest will not accrue on any such amounts paid or net out of subsequent amounts between the KKR Group and the Company to rectify any such error.

Service Providers

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms), to the Company and its Infrastructure Assets will also provide goods or services to or have business, personal, political, financial or other relationships with the Manager or other members of the KKR Group. Such advisors and service providers, together with other associated person (such as the CEOs or other executives of Infrastructure Assets) could be Shareholders in the Company, KKR Vehicles, sources of opportunities for the KKR Group, the Company or KKR Vehicles or could otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships could influence the Manager and the KKR Group in deciding whether to select or recommend any such advisor or service provider to perform services for the Company or an Infrastructure Asset (the cost of which will generally be borne directly or indirectly by the Company or its Infrastructure Assets, as applicable). Notwithstanding the foregoing, the Manager and the KKR Group will generally seek to engage advisors and service providers in connection with transactions for the Company that require their use on the basis of the overall quality of advice and other services provided, the evaluation of which includes, among other considerations, such service provider’s provision of certain acquisition-related services and research that the Manager or the KKR Group believes to be of benefit to the Company. In certain circumstances, advisors and other service providers or their affiliates could charge rates or establish other terms in respect of advice and services provided to the Manager or other members of the KKR Group or to KKR Vehicles or their Infrastructure Assets that are different and more favorable than those established in respect of advice and services provided to the Company and its Infrastructure Assets. Similarly, the Company’s Infrastructure Assets could provide services to KKR Vehicles or their portfolio companies or other KKR affiliates that would not have otherwise been entered into but for their relationship with the KKR Group.

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

From time to time, KKR Vehicles and their respective portfolio companies could engage in transactions with, and buy and sell holdings from, third-party asset managers and their sponsored funds, or such persons, and make acquisitions in vehicles sponsored by such third party asset managers, which could result in the KKR Group-related party earning carried interest/performance-based incentive compensation and/or fee income or revenue in respect of any such transactions. Additionally, it is expected that KKR Vehicles and/or controlled and non-controlled portfolio companies of such KKR Vehicles could provide various forms of financing, including debt and equity, to such alternative asset management and insurance firms and other businesses and their respective investment funds and portfolio companies, and affiliated service providers or other affiliates of the KKR Group could earn fees in exchange for providing services in connection with such financings, even if the sole providers of financing are KKR Vehicles and/or their respective portfolio companies, all of which will not reduce management fees paid by such KKR Vehicles.

Expanding Scope of KKR

The family of related entities colloquially known as “KKR” continues to expand in scope and range of activities. This creates increased opportunities for conflicts of interest, increased pressure on the allocation of opportunities across the platform and increased competition for the time, including conflicts of interest with respect to the devotion of time and attention of KKR Group investment executives who provide services in respect of the Company, other KKR Vehicles and their respective holdings. It also creates increased opportunities for disputes, liabilities and other burdens on such investment executives. There can be no assurance of a net benefit to the Company, and it is possible that the expansion of KKR Groups activities will yield a net detriment to the Company.

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

Data Analysis Services — KKR’s Relationship with Quantifind

The KKR Group works with a privately held company called Quantifind, Inc. (“Quantifind”) from time to time, which is a data platform company that uses proprietary web technology to extract revenue-driving factors for brands from a wide spectrum of data sources. George Roberts, Executive Co-Chairman of KKR, and Joseph Grundfest, an independent director of the KKR Public Company, each hold a relatively small (approximately 5%) personal investment in Quantifind. To the extent a project relates to data analysis or related services in furtherance of diligence or other analysis related to current or prospective portfolio holdings of the Company (and/or KKR Vehicles) and/or the markets and industries in which their underlying issuers operate, the Company (and/or each such KKR Vehicle, as applicable) will reimburse the KKR Group for their respective portion of any such fees. Infrastructure Assets which the Company (and/or KKR Vehicles) will potentially, from time to time, acquire (including non-controlled issuers) could also separately engage Quantifind to independently conduct big data analysis and/or to leverage information the KKR Group has gained with respect to their respective businesses. None of the services or other fees received by Quantifind in connection with the foregoing will be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

Other Benefits

The KKR Group and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not offset or reduce the Company’s Offsetable Fees or expenses or otherwise be shared with the Company, its portfolio companies or the Company’s Shareholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the KKR Group or the KKR personnel or related parties receiving them, even though the cost of the underlying service is borne by the Company as a Company Expense or by its portfolio companies.

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

Item 14.    Principal Accountant Fees and Services

Independent Auditors

During the year ended December 31, 2024 and the year ended December 31, 2023, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the year ended December 31, 2024 and year ended December 31, 2023 by our independent registered public accounting firm, Deloitte, were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit fees (1)	$915,387	$750,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$915,387	$750,000

(1)Audit fees include amounts billed to us related to annual consolidated financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2024 that could impair Deloitte from maintaining its independence as our independent auditor.

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

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Item 8 above.

(a) (2)    Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on November 8, 2024)

4.4	Share Repurchase Plan, effective as of September 25, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.5	KKR Share Repurchase Arrangement, effective April 28, 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.1	Amended and Restated Management Agreement, between KKR Infrastructure Conglomerate LLC and KKR DAV Manager LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.2	Amended and Restated Dealer-Manager Agreement, between KKR Infrastructure Conglomerate LLC and KKR Capital Markets LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.3	Trademark License Agreement, between KKR Infrastructure Conglomerate LLC and Kohlberg Kravis Roberts & Co. L.P., effective August 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.4	Custody Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.5	Global Custody Agreement, dated as of March 21, 2023, by and among KKR Infrastructure Conglomerate LLC and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.7	Second Amended and Restated Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

10.8	Administrative Services Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.9	Revolving Credit Agreement, dated as of April 3, 2024, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.10	Uncommitted Unsecured Line of Credit, dated August 9, 2024, between K-INFRA HedgeCo LLC, as borrower, and KKR Alternative Assets LLC, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024)

10.11	Facility Upsize and Lender Joinder Agreement, dated September 30, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and ING Capital LLC, as an additional lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2024)

10.12	Facility Upsize and Lender Joinder Agreement, dated October 9, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Lloyds Bank Corporate Markets PLC, as an additional lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2024)

19.1	Insider Trading Policy

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Tara Davies
Date: March 12, 2025	Tara Davies
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raj Agrawal
Date: March 12, 2025	Raj Agrawal
Chairman of the Board of Directors

Date: March 12, 2025	/s/ Tara Davies
Tara Davies
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2025	/s/ James Cunningham
James Cunningham
Chief Investment Officer and Director

Date: March 12, 2025	/s/ Joshua Mills
Joshua Mills
Director

Date: March 12, 2025	/s/ Philip Nolan
Philip Nolan
Director

Date: March 12, 2025	/s/ John W. Somerhalder II
John W. Somerhalder II
Director

Date: March 12, 2025	/s/ Jeffrey B. Van Horn
Jeffrey B. Van Horn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)