Form 10-Q
period 2025-03-31
KKR Infrastructure Conglomerate LLC
filed 2025-05-14
CIK 1948056

reco

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, the registrant had 28,863,538 Class I Shares, 36,263,426 Class S Shares, 47,449,663 Class U Shares, 779,517 Class R-D Shares, 29,741,885 Class R Shares, 1,566,443 Class D Shares, 40 Class E Shares, 1,196,475 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Assets and Liabilities

(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value (cost of $3,120,868 and $2,799,929, respectively)	$3,520,659	$3,031,886
Cash and cash equivalents	467,429	342,122
Foreign currencies at fair value (cost of $344 and $426, respectively)	354	425
Deferred financing costs, net	12,412	10,597
Prepaids and other assets	481	3,846
Receivable for settlement of foreign currency forward contracts	—	1,786
Dividends receivable	1,696	1,441
Unrealized appreciation on foreign currency forward contracts	65,495	130,941
Total assets	4,068,526	3,523,044

Liabilities
Unrealized depreciation on foreign currency forward contracts	11,725	—
Line of credit	—	229,128
Accrued performance participation allocation	21,988	6,642
Accrued shareholder servicing fees and distribution fees	144,505	117,679
Distributions payable	37,811	30,202
Directors' fees and expenses payable	115	115
Other accrued expenses and liabilities	5,767	4,814
Deferred tax liabilities	4,657	1,636
Due to Manager and affiliates	8,801	10,361
Total liabilities	235,369	400,577

Commitments and contingencies (Note 9)

Net assets	$3,833,157	$3,122,467

Net assets are comprised of
Class I Shares, 25,339,403 and 16,112,717 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$729,953	$457,224
Class S Shares, 32,444,537 and 18,479,917 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	873,577	489,957
Class U Shares, 47,264,870 and 47,010,082 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,281,033	1,253,543
Class R-D Shares, 773,105 and 765,609 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	21,855	21,323
Class R Shares, 29,560,457 and 29,417,967 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	850,837	834,667
Class D Shares, 1,423,945 and 1,107,237 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	40,204	30,795

Class E Shares, 40 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Class F Shares, 1,194,340 and 1,191,769 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	35,695	34,955
Class G Shares, 40 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Class H Shares, 40 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Net assets	$3,833,157	$3,122,467

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Investment income
Dividend income and other income	$31,366	$6,905
Total investment income	31,366	6,905

Operating expenses
Performance participation allocation	15,358	4,077
Management fee expense	10,129	3,767
General and administration expenses	1,640	1,393
Professional fees	1,904	2,393
Interest expense	1,831	—
Directors' fees and expenses	127	139
Deferred offering costs amortization	—	495
Total operating expenses	30,989	12,264
Less: Expenses reimbursed by Manager	—	(1,923)
Add: Expenses recouped by Manager	2,148	—
Less: Management fee and expense credits	(10,129)	(3,767)
Net operating expenses	23,008	6,574
Net investment income (loss)	8,358	331

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	772	(274)
Foreign currency forward contracts	(414)	—
Total net realized gain (loss)	358	(274)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	65,982	29,713
Foreign currency	24	—
Foreign currency translation	101,852	(16,215)
Foreign currency forward contracts	(77,171)	14,982
Total net change in unrealized appreciation (depreciation) before income taxes	90,687	28,480
Provision for (benefit from) income taxes	2,981	285
Total net change in unrealized appreciation (depreciation) after income taxes	87,706	28,195

Net increase in net assets resulting from operations	$96,422	$28,252

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Changes in Net Assets

(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	259,033	395,354	—	—	—	10,174	—	75	—	—	664,636
Repurchases of shares	(308)	(156)	(1,242)	—	(2,625)	—	—	—	—	—	(4,331)
Reinvestment of distributions	3,276	3,559	8,732	213	6,399	246	—	1	—	—	22,426
Transfers in	1,491	—	—	—	269	—	—	—	—	—	1,760
Transfers out	—	(128)	(269)	—	—	(1,363)	—	—	—	—	(1,760)
Early repurchase fee	35	44	75	1	47	2	—	2	—	—	206
Distributions declared	(7,855)	(8,049)	(11,731)	(226)	(9,164)	(416)	—	(370)	—	—	(37,811)
Net increase (decrease) in net assets resulting from capital activity	255,672	390,624	(4,435)	(12)	(5,074)	8,643	—	(292)	—	—	645,126
Net investment income (loss)	1,257	1,572	3,175	52	1,998	77	—	227	—	—	8,358
Net realized gain (loss)	61	77	129	2	82	4	—	3	—	—	358
Net change in unrealized appreciation (deprecation)	15,739	20,024	30,590	501	19,164	886	—	802	—	—	87,706
Net increase (decrease) in net assets resulting from operations	17,057	21,673	33,894	555	21,244	967	—	1,032	—	—	96,422
Accrued shareholder servicing fees and distribution fees	—	(28,677)	(1,969)	(11)	—	(201)	—	—	—	—	(30,858)
Balance at March 31, 2025 (Unaudited)	$729,953	$873,577	$1,281,033	$21,855	$850,837	$40,204	$1	$35,695	$1	$1	$3,833,157

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	210	238,342	3,070	162,071	—	738	—	38	—	—	404,469
Repurchases of shares	—	(109)	—	(260)	—	—	—	—	—	—	(369)
Reinvestment of distributions	—	4,114	69	3,029	—	—	—	—	—	—	7,212
Transfers in	—	—	—	4,074	—	—	—	—	—	—	4,074
Transfers out	(3,552)	(522)	—	—	—	—	—	—	—	—	(4,074)
Accrued shareholder servicing fees and distribution fees	—	(17,054)	(65)	—	—	(36)	—	—	—	—	(17,155)
Distributions declared	(2)	(8,222)	(123)	(6,411)	—	(6)	—	(14)	—	—	(14,778)
Early repurchase fee	—	11	—	7	—	—	—	—	—	—	18
Net investment income (loss)	—	205	2	120	—	—	—	4	—	—	331
Net realized gain (loss)	—	(168)	(2)	(104)	—	—	—	—	—	—	(274)
Net change in unrealized appreciation (depreciation)	1	17,365	219	10,579	—	5	—	26	—	—	28,195
Balance at March 31, 2024 (Unaudited)	$209	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1	$1,578,021

See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net increase in net assets from operations	$96,422	$28,252
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of directors' fees and expenses	63	38
Class F Shares issued as payment of performance participation allocation	12	—
Deferred financing costs amortization	1,306	—
Deferred offering costs amortization	—	495
Acquisition of Infrastructure Assets	(320,939)	(18,730)
Net change in unrealized (appreciation) depreciation on investments	(65,982)	(29,713)
Net change in unrealized (appreciation) depreciation on foreign currency	(24)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(101,852)	16,215
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	77,171	(14,982)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	3,553	(305)
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	1,786	—
(Increase) Decrease in due from Manager	—	14,626
(Increase) Decrease in dividends receivable	(255)	(1,502)
Increase (Decrease) in accrued performance participation allocation	15,346	4,077
Increase (Decrease) in directors' fees and expenses payable	—	(1)
Increase (Decrease) in other accrued expenses and liabilities	955	2,356
Increase (Decrease) in deferred tax liabilities	3,021	285
Increase (Decrease) in due to Manager	(2,224)	(14,085)
Increase (Decrease) in organization costs payable	—	(48)
Increase (Decrease) in offering costs payable	—	(8)
Net cash used in operating activities	(291,641)	(13,030)
Financing activities
Proceeds from issuance of shares	664,385	402,887
Repayment of line of credit	(229,128)	—
Payment of deferred financing costs	(3,025)	—
Payment on repurchases of shares, net of early repurchase fee	(4,125)	(351)
Payment of shareholder servicing fees and distribution fees	(3,464)	(1,197)
Payment for offering costs	—	(1,974)
Distributions	(7,776)	(2,268)
Net cash provided by financing activities	416,867	397,097
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	10	—
Net increase in cash and cash equivalents and foreign currencies at fair value	125,236	384,067
Cash and cash equivalents and foreign currencies at fair value, beginning of period	342,547	278,417
Cash and cash equivalents and foreign currencies at fair value, end of period	$467,783	$662,484
Supplemental disclosure of cash flow information
Change in shareholder servicing fees and distribution fees payable	$30,858	$(17,155)
Reinvestment of distributions	22,426	7,212
Change in deferred financing costs payable	96	—
Cash paid for interest	500	—
Change in subscriptions receivable	(176)	(1,544)
See notes to financial statements.

KKR Infrastructure Conglomerate LLC

Condensed Consolidated Schedule of Investments (Unaudited) as of March 31, 2025

(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Digital Infrastructure - 28.6%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	$508,553	13.3%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Digital Infrastructure	EMEA	Level III	EUR	N/A	N/A	516,387	13.5%
Other Infrastructure Assets (2)		Digital Infrastructure	Asia-Pacific	Level III	SGD	N/A	N/A	67,315	1.8%
Energy Security - 5.3%
Other Infrastructure Assets (2)		Energy Security	North America	Level III	Various	N/A	N/A	203,251	5.3%
Energy Transition - 38.9%
Smart Metering Systems Limited (5)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy Transition	EMEA	Level III	GBP	N/A	N/A	349,702	9.1%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	283,694	7.4%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Energy Transition	North America	Level III	USD	N/A	N/A	243,800	6.4%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy Transition	EMEA	Level III	EUR	N/A	N/A	201,666	5.3%
Other Infrastructure Assets (2)		Energy Transition	EMEA	Level III	Various	N/A	N/A	216,346	5.6%
Other Infrastructure Asset		Energy Transition	North America	(4)	Various	N/A	N/A	180,850	4.8%
Other Infrastructure Asset		Energy Transition	EMEA	(4)	GBP	N/A	N/A	13,230	0.3%
Industrial Infrastructure - 4.8%
Other Infrastructure Asset		Industrial Infrastructure	EMEA	Level III	EUR	N/A	N/A	183,693	4.8%
Social Infrastructure - 12.5%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	EMEA	Level III	GBP	N/A	N/A	480,405	12.5%
Transportation - 1.9%

Other Infrastructure Assets (2)		Transportation	(3)	Level III	Various	N/A	N/A	71,767	1.9%
Total Infrastructure Assets Investments (cost of $3,120,868)								$3,520,659	92.0%

Foreign Currency Forward Contracts
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	$5,699	0.1%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	2,820	0.1%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	56,800	(1,278)	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	23,300	53	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	388	—%
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	172	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	15,857	0.4%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	3,580	0.1%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	617	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	1,011	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(704)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	714	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	9,828	(58)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	7,273	0.2%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(860)	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(81)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(86)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	13,497	0.4%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	91,000	3,918	0.1%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	2,737	0.1%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	45,500	958	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	42,000	(1,326)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	40,200	(816)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	39,800	(272)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	614	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(706)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(860)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	15,900	(639)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	8,300	(198)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	6,300	10	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	5,500	14	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,460	(83)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,100	(71)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,000	(51)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(81)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(85)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	4,385	0.1%

Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	95,921	(3,470)	(0.1)%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	35,400	133	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	1,018	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	9,000	27	—%
Total Foreign Currency Forward Contracts								$53,770	1.5%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$467,048	12.2%
Total Investments in Money Market Funds (cost of $467,048)								$467,048	12.2%

Total Investments and Cash Equivalents (cost of $3,587,916)								$4,041,477	105.7%

(1) As of March 31, 2025, approximately 17.8%, 71.8% and 2.4% of the Company’s infrastructure assets were in North America, EMEA and Asia-Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, EMEA and Asia-Pacific, were $638,973, $2,410,716 and $71,179, respectively. The fair value of infrastructure assets in North America, EMEA and Asia-Pacific were $675,151, $2,753,676 and $91,832, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) 65.8% of fair value shown is domiciled in North American and 34.2% in Asia-Pacific.

(4) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

(5) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

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

A key part of the Company’s strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined below) that target acquisitions of Infrastructure Assets that are compatible with the Company’s business strategy. The Company expects to own nearly all Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company intends to primarily own Infrastructure Assets for the long term through Joint Ventures. Infrastructure Assets are generally less liquid and involve longer hold periods than traditional monthly net asset value equity holdings. Such illiquidity could also result from legal or contractual restrictions on their resale.

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

The Company is sponsored by KKR and benefits from KKR’s infrastructure sourcing and management platform pursuant to a management agreement entered into with KKR DAV Manager LLC (the “Manager”) to source and evaluate Infrastructure Assets acquisitions and to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for holders of Shares (the “Shareholders”).

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant updates to the Company’s significant accounting policies.

Reclassifications

During the three months ended March 31, 2025, the Company reclassified $2,393 for the three months ended March 31, 2024 out of General and administration expense and into Professional fees on the Consolidated Statements of Operations. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

During the three months ended March 31, 2025, the Company reclassified $1,636 out of Other accrued expenses and liabilities and into Deferred tax liabilities on the Consolidated Statements of Assets and Liabilities and also reclassified $285 out of Increase (Decrease) in other accrued expenses and liabilities and into Increase (Decrease) in deferred tax liabilities on the Consolidated Statements of Cash Flows. These reclassifications had no impact on Net increase (decrease) in net assets resulting from operations.

Adoption of new and revised accounting standards

The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three months ended March 31, 2025 and 2024 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended March 31,
	2025	2024
Revenues	$3,441,068	$2,490,578
Expenses	3,673,430	2,462,852
Income before taxes	(232,362)	27,726
Income tax expense (benefit)	26,976	(53,203)
Consolidated net income (loss)	(259,338)	80,929
Net income (loss) attributable to non-controlling interests	65,609	(5,944)
Net income (loss)	$(324,947)	$86,873

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of March 31, 2025, according to the fair value hierarchy:

	March 31, 2025
Investments	Level I	Level II	Level III	Investment Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$3,326,579	$194,080	$3,520,659
Unrealized appreciation on foreign currency forward contracts	—	65,495	—	—	65,495
Unrealized depreciation on foreign currency forward contracts	—	(11,725)	—	—	(11,725)
Investments in Money Market Funds	467,048	—	—	—	467,048
Total	$467,048	$53,770	$3,326,579	$194,080	$4,041,477

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2025:

Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2025
Infrastructure Assets	$2,943,129	$220,730	$60,868	$101,852	$3,326,579
Total	$2,943,129	$220,730	$60,868	$101,852	$3,326,579

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 attributable to Level III investments and foreign currency translation still held at March 31, 2025 was $60,868 and $101,852, respectively.

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

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of March 31, 2025 and December 31, 2024:

					As of March 31, 2025		As of December 31, 2024
Level III Assets	Fair Value March 31, 2025	Fair Value December 31, 2024	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$3,326,579	$2,943,129	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.7%	5.0% - 10.0%	6.4%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.1%	0.0% - 25.0%	1.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	92.6%	0.0% - 100.0%	87.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	6.3%	0.0% - 100.0%	11.1%	0.0% - 100.0%	(6)

			Market Comparables	Enterprise Value / Forward EBITDA Multiple	11.2x	11.2x - 11.2x	11.6x	11.6x - 11.6x	Increase

			Discounted Cash Flow	Weighted Average Cost of Capital	10.5%	6.5% - 19.6%	9.7%	6.4% - 15.2%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	14.1x	7.0x - 22.0x	14.4x	7.0x - 24.0x	Increase

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end net asset value (“NAV”) attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV for a 60-month period following June 1, 2023 (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”) which is the price at which the Company sells and repurchases its Shares.

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

For the three months ended March 31, 2025 and 2024, the Manager earned $10,129 and $3,767 in gross Management Fees, respectively.

For the three months ended March 31, 2025 and 2024, the Company offset Management Fees and certain operating expenses of $10,129 and $3,767, respectively.

As of March 31, 2025 and December 31, 2024, there were unapplied credits of $14,331 and $19,797, respectively, to be carried forward that relate to Other Fees earned.

As of March 31, 2025 and December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s Transactional Net Asset Value.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan.

A Performance Participation Allocation accrual of $21,988 and $6,642 was recorded as of March 31, 2025 and December 31, 2024 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $15,358 and $4,077 Performance Participation Allocation for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company issued approximately 404 Class F Shares to KKR totaling $12 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company did not issue Class F Shares to KKR in satisfaction of the Performance Participation Allocation.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-

D Shares and Class R-S Shares. As of March 31, 2025 and December 31, 2024, the Company has accrued $144,505 and $$117,679, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

Expense Limitation and Reimbursement Agreement

On December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager, which amended and restated the Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of May 10, 2023. The Expense Limitation Agreement extended the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement was in effect through and including December 31, 2024 and was not renewed by the Manager and the Company for a successive term. Under the Expense Limitation Agreement, the Company had agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

For the three months ended March 31, 2025, the Manager recouped expenses of $2,148 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement. For the three months ended March 31, 2024, the Manager did not recoup expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

For the three months ended March 31, 2024, the Manager agreed to reimburse expenses of $1,923 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three years period. For the three months ended March 31, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of March 31, 2025, the Company has recorded $8,801 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

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

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
December 31, 2022	$932	December 31, 2025
March 31, 2023	2,963	March 31, 2026
June 30, 2023	1,771	June 30, 2026
September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027

June 30, 2024	454	June 30, 2027
Total	$14,423

As of March 31, 2025 and December 31, 2024, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

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

As of March 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of March 31, 2025.

As of December 31, 2024, the Line of Credit Borrowers had an outstanding balance of $229,128 under the Line of Credit. The Line of Credit Borrowers and Line of Credit Lender agreed to a 0.00% per annum interest rate on all borrowings outstanding as of December 31, 2024.

The estimated fair value of the outstanding balance under the Line of Credit was $217,703 as of December 31, 2024. Fair value was estimated based on current rates available to the Company for debt of the same maturities and which would be considered Level 2 in the fair value hierarchy.

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended March 31, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2025
Class I Shares	16,112,717	9,069,910	(10,840)	115,443	52,173	—	25,339,403
Class S Shares	18,479,917	13,849,309	(5,493)	125,250	—	(4,446)	32,444,537
Class U Shares	47,010,082	—	(43,791)	308,001	—	(9,422)	47,264,870
Class R-D Shares	765,609	—	—	7,496	—	—	773,105
Class R Shares	29,417,967	—	(92,520)	225,604	9,406	—	29,560,457
Class D Shares	1,107,237	355,792	—	8,679	—	(47,763)	1,423,945
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	2,535	—	36	—	—	1,194,340
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	23,277,546	(152,644)	790,509	61,579	(61,631)	138,000,777

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended March 31, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2024
Class I Shares	131,691	7,702	—	—	—	(131,691)	7,702
Class U Shares	28,088,229	8,801,462	(4,060)	152,681	—	(19,175)	37,019,137
Class R-D Shares	353,076	113,222	—	2,577	—	—	468,875
Class R Shares	16,671,146	5,973,145	(9,644)	112,345	150,856	—	22,897,848
Class D Shares	380	—	—	4	—	—	384
Class R-S Shares	—	27,062	—	—	—	—	27,062
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	1,376	—	11	—	—	51,217

Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	14,923,969	(13,704)	267,618	150,856	(150,866)	60,472,345

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

The following table summarizes the Shares repurchased during the three months ended March 31, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Total		152,644	$4,331	$206	$4,125

The following table summarizes the Shares repurchased during the three months ended March 31, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Total		13,704	$369	$18	$351

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

On September 30, 2024, the Borrowers entered into an amendment (the “First Amendment”) to the Credit Agreement. Pursuant to the First Amendment, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $300,000. On September 30, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Amendment.

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

On March 20, 2025, the Borrowers entered into a third amendment (the “Third Amendment” and, together with the First Amendment and the Second Amendment, the “Credit Agreement Amendments”) to the Credit Agreement. Pursuant to the Third Amendment, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $550,000. On March 20, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Third Amendment.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Credit Agreement Amendments.

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

The Company incurred $16,037 of costs associated with entry into the Credit Agreement and Credit Agreement Amendment. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $12,412 and $10,597, respectively.

As of March 31, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of March 31, 2025 and December 31, 2024.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the three months ended March 31, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
Total	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2025, with payment on April 25, 2025. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of March 31, 2025 and December 31, 2024, KKR had unfunded commitments consisting of $175,131 and $270,356, respectively, related to its investment in Infrastructure Assets.
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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2025 through March 31, 2025:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.02	0.95	—	—	—	0.16	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	0.01	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	(0.02)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.31)	(0.25)	(0.25)	(0.29)	(0.31)	(0.29)	(0.31)	(0.31)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.29)	0.71	(0.24)	(0.29)	(0.31)	(0.15)	(0.31)	(0.31)	—	—
Net investment (loss) income (2)	0.06	0.06	0.07	0.07	0.07	0.06	0.20	0.19	0.20	0.20
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	0.66	0.67	0.64	0.65	0.65	0.67	0.71	0.68	0.71	0.72
Net increase (decrease) in net assets resulting from operations	0.72	0.73	0.71	0.72	0.72	0.73	0.91	0.87	0.91	0.92
Accrued shareholder servicing fees and distribution fees (2)	—	(1.02)	(0.04)	(0.01)	—	(0.16)	—	—	—	—
Net asset value per share at the end of period (March 31, 2025)	$28.81	$26.93	$27.10	$28.27	$28.78	$28.23	$29.93	$29.89	$31.98	$31.98
Weighted average shares outstanding at end of period (March 31, 2025)	22,171,667	27,984,332	47,280,957	773,022	29,585,261	1,278,689	40	1,194,075	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.15%	0.16%	0.16%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.05%	0.05%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.21%	0.22%	0.22%	0.21%	0.21%	0.21%	0.21%	0.21%	0.20%	0.20%
Performance Participation Allocation (6)	0.42%	0.45%	0.43%	0.42%	0.40%	0.43%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	0.63%	0.67%	0.65%	0.63%	0.61%	0.64%	0.21%	0.21%	0.20%	0.20%

Net investment income (loss) (6)	0.20%	0.21%	0.25%	0.24%	0.24%	0.21%	0.64%	0.64%	0.64%	0.64%
Total GAAP return attributed to Shares based on net asset value (10)	2.61%	2.53%	2.55%	2.55%	2.54%	2.55%	3.10%	2.97%	2.93%	2.96%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through March 31, 2024:

	Class I Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$25.16	$26.41	$26.96	$26.61	$—	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	0.45	0.13	—	—	27.28	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	—	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(0.50)	(0.15)	—	(0.15)	(1.34)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.28)	(0.22)	(0.26)	(0.28)	(0.26)	(0.22)	(0.28)	(0.28)	—	—
Net investment (loss) income (2)	0.02	0.01	0.01	0.01	0.01	0.01	0.08	0.08	0.08	0.08
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	0.51	0.50	0.52	0.50	0.46	0.18	0.52	0.50	0.52	0.52
Net increase (decrease) in net assets attributed to shareholders	$0.23	$0.25	$0.25	$0.23	$0.06	$(1.37)	$0.32	$0.30	$0.60	$0.60
Net asset value per share at the end of period (March 31, 2024)	$27.19	$25.41	$26.66	$27.19	$26.67	$25.91	$27.79	$27.79	$28.54	$28.54
Net assets at end of period (March 31, 2024)	$209	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1
Shares outstanding at end of period (March 31, 2024)	7,702	37,019,137	468,875	22,897,848	384	27,062	40	51,217	40	40
Weighted average shares outstanding at end of period (March 31, 2024)	2,868	34,045,073	424,709	20,669,214	384	27,062	40	51,217	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.16%	0.18%	0.17%	0.17%	0.17%	0.06%	0.17%	0.17%	0.17%	0.17%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.52%	0.60%	0.58%	0.57%	0.58%	0.18%	0.30%	0.30%	0.30%	0.30%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.45%	0.47%	0.45%	0.44%	0.44%	0.16%	0.17%	0.17%	0.17%	0.17%

Operating expenses after Performance Participation Allocation (6) (8)	0.45%	0.47%	0.45%	0.44%	0.44%	0.16%	0.17%	0.17%	0.17%	0.17%
Net investment income (loss) (6)	0.07%	0.02%	0.02%	0.02%	0.02%	0.02%	0.29%	0.29%	0.29%	0.29%
Total return attributed to Shares based on net asset value (10)	1.89%	1.87%	1.93%	1.89%	1.20%	(4.22)%	2.18%	2.11%	2.15%	2.15%

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

For the three months ended March 31, 2025 and 2024, the effective tax rates were 3.1% and 1.0%, respectively. For both the three months ended March 31, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

12.Segment Reporting

The Company operates through a single operating and reporting segment with a principal objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. The Company’s CEO acts as the Company’s chief operating decision maker (the “CODM”) and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy, as disclosed in the Company’s PPM, against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statements of Assets and Liabilities, and significant segment expenses are the same as those listed on the Consolidated Statements of Operations.

13.Subsequent Events
Unregistered Sales of Equity Securities

On April 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 18, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class S Shares	3,662,871	$105,853
Class I Shares	3,307,115	95,502
Class D Shares	130,897	3,778
Total		$205,133

Distribution Reinvestment Plan

On April 25, 2025, pursuant to the DRIP, the Company issued approximately 184,119 Class I Shares, approximately 222,847 Class S Shares, approximately 308,871 Class U Shares, approximately 7,697 Class R-D Shares, approximately 228,170 Class R Shares, approximately 11,601 Class D Shares and approximately 41 Class F Shares, for aggregate consideration of $27,815 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on May 5, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$28.85	120,209	$3,468	$140	$3,328
Class R Shares	$28.87	50,608	1,461	70	1,391
Class S Shares	$28.90	24,384	705	35	670
Class I Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Total		210,257	$6,069	$265	$5,804

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Recent Developments

Infrastructure Assets Activities

During the three months ended March 31, 2025, the Company acquired indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
Dawsongroup plc	Dawsongroup plc is a full-service lessor of commercial vehicles and refrigerated storage units based in the United Kingdom, with a young and diversified fleet of over 32,000 assets available to its customer base.
Enilive	Enilive, based in Europe, is one of the largest global biofuel producers and distributors with a 10-year track record of success owns a portfolio of over 5,000 fueling and retail service locations.
Queensland Airports Limited	Queensland Airports Limited (“QAL”) is a diversified portfolio of four airports serving the fast-growing Gold Coast and other parts of north-east Australia.

During the three months ended March 31, 2025, the Company acquired incremental indirect interests in Encavis AG, Greenvolt Energias Renovaveis SA, Nxera MY Pte Ltd., Sempra Infrastructure LLC and Zenobe Energy Ltd as well as indirect interests in Salisbury Topco Limited and SMA Topco Limited for $183,189 in the aggregate.

As of March 31, 2025, the Company’s Infrastructure Assets were comprised of over 800 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of March 31, 2025, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Quarterly Report on Form 10-Q, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners in April 2025 and certain retaliation by such trade partners. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our Infrastructure Assets, the pace and volume of our deployments and realizations, and our fundraising activities.

Revolving Credit Facility Upsize

On March 20, 2025, certain indirect subsidiaries of the Company (the “Borrowers”) entered into the Third Amendment to the Credit Agreement (each as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q). Pursuant to the Third Amendment, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $550,000.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Credit Agreement Amendments. See “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Results of Operations
We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the three months ended March 31, 2025 is as follows:

Operating Results Highlights

During the three months ended March 31, 2025, we raised aggregate subscription proceeds of $664,561 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended March 31, 2025	2.86%	2.64%	2.64%	2.80%	2.86%	2.80%	—%
Inception to date annualized March 31, 2025	10.30%	Not applicable	11.55%	10.68%	12.50%	10.00%	Not applicable

(1) “Three months ended” for a given share class, means total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended March 31, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended March 31,
	2025	2024	Change
Investment income
Dividend and other income	$31,366	$6,905	$24,461
Total investment income	31,366	6,905	24,461

Operating expenses
Performance participation allocation	15,358	4,077	11,281
Management fee expense	10,129	3,767	6,362
General and administration expenses	1,640	1,393	247
Professional fees	1,904	2,393	(489)
Interest expense	1,831	—	1,831
Directors' fees and expenses	127	139	(12)
Deferred offering costs amortization	—	495	(495)
Total operating expenses	30,989	12,264	18,725
Less: Expenses reimbursed by Manager	—	(1,923)	1,923
Add: Expenses recouped by Manager	2,148	—	2,148
Less: Management fee and expense credits	(10,129)	(3,767)	(6,362)
Net operating expenses	23,008	6,574	16,434
Net investment income (loss) before income taxes	8,358	331	8,027
Net investment income (loss)	8,358	331	8,027

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on

Foreign currency	772	(274)	1,046
Foreign currency forward contracts	(414)	—	(414)
Total net realized gain (loss)	358	(274)	632

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	65,982	29,713	36,269
Foreign currency	24	—	24
Foreign currency translation	101,852	(16,215)	118,067
Foreign currency forward contracts	(77,171)	14,982	(92,153)
Total net change in unrealized appreciation (depreciation) before income taxes	90,687	28,480	62,207
Provision for (benefit from) income taxes	2,981	285	2,696
Total net change in unrealized appreciation (depreciation) after income taxes	87,706	28,195	59,511

Net increase in net assets resulting from operations	$96,422	$28,252	$68,170

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with Accounting Standards Codification 946, Financial Services—Investment Companies (“ASC 946”), and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

Dividend and other income increased $24,461 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Expenses

Total operating expenses increased $18,725 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, respectively. We commenced principal operations on June 1, 2023, and as such, we have recognized additional operating expenses in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

The Manager recouped expenses of $2,148 incurred by the Company for the three months ended March 31, 2025, pursuant to the Expense Limitation Agreement, respectively. No such expenses were recouped during the three months ended March 31, 2024.

The Manager agreed to reimburse operating expenses of $1,923 incurred by the Company for the three months ended March 31, 2024, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a three year period. No such expenses were reimbursed during the three months ended March 31, 2025.

The Performance Participation Allocation (as defined below) increased $11,281 for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, the Company accrued $15,358 and $4,077 of a Performance Participation Allocation, respectively.

For the three months ended March 31, 2025 and 2024, the Manager earned $10,129 and $3,767 in gross Management Fees (as defined below), respectively. For the three months ended March 31, 2025 and 2024, the Company offset Management Fees and certain operating expenses of $10,129 and $3,767.

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

For the three months ended March 31, 2025 and 2024, the Company recognized net investment income (loss) of $8,358 and $331, respectively.

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

For the three months ended March 31, 2025 and 2024, we recorded a $772 and $(274) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the three months ended March 31, 2025, we recorded a $414 realized loss on the settlement of foreign currency forward contracts. We did not record a realized gain (loss) on the settlement of foreign currency forward contracts for the three months ended March 31, 2024.

We recorded a net change in unrealized appreciation before income taxes of $90,687 and $28,480 for the three months ended March 31, 2025 and 2024, respectively. This net change in unrealized appreciation before income taxes for the three months ended March 31, 2025 and 2024 includes unrealized appreciation on investments of $65,982 and $29,713, respectively, related to the change in value of Infrastructure Assets; unrealized appreciation on foreign currency of $24 and $—, respectively, related to the change in value based upon changes in foreign currency exchange rates; unrealized appreciation (depreciation) on foreign currency translation of $101,852 and $(16,215), respectively, related to the change in value based upon changes in foreign currency exchange rates; and unrealized appreciation (depreciation) on foreign currency forward contracts of $(77,171) and $14,982, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $87,706 and $28,195 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the total net change in unrealized appreciation includes a provision for income taxes of $2,981 and $285 and on the holdings of certain equity investments in taxable subsidiaries, respectively.

Changes in Net Assets resulting from Operations

For the three months ended March 31, 2025, we recorded a net increase in net assets resulting from operations of $96,422. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and unrealized appreciation related to foreign currency translation based upon changes in foreign currency exchange rates, partially offset by our unrealized depreciation related to foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2025
Investments at fair value (cost of $3,120,868)	$3,529,606
Cash and cash equivalents	467,429
Foreign currencies at fair value (cost of $344)	354
Other assets	80,084
Other liabilities	(66,467)
Accrued performance participation allocation	(21,988)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(3,164)
Transactional Net Asset Value	$3,985,854
Number of outstanding shares	138,000,777

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2025:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$731,747	$937,607	$1,363,731	$22,312	$853,545	$41,102	$1	$35,807	$1	$1	$3,985,854
Number of outstanding shares	25,339,403	32,444,537	47,264,870	773,105	29,560,457	1,423,945	40	1,194,340	40	40	138,000,777
Transactional Net Asset Value per Share as of March 31, 2025	$28.88	$28.90	$28.85	$28.86	$28.87	$28.86	$29.98	$29.98	$32.08	$32.08

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of March 31, 2025:

March 31, 2025
GAAP Net Asset Value	$3,833,157
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	141,341
Deferred tax liabilities of certain taxable subsidiaries (2)	11,356
Transactional Net Asset Value	$3,985,854

(1) Represents an adjustment to reflect Shareholder servicing fees and distribution fees related to Class S Shares, Class U Shares, Class D Shares and Class R-D Shares sold as they are accrued on a monthly basis.

(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not reasonably expected to be recognized by the Company.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of March 31, 2025:

		As of March 31, 2025
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.7%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.1%	0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	92.6%	0% - 100.0%
	Weight Ascribed to Transaction Price/Other	6.3%	0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	11.2x	11.2x - 11.2x

Discounted Cash Flow	Weighted Average Cost of Capital	10.5%	6.5% - 19.6%
	Enterprise Value / LTM EBITDA Exit Multiple	14.1x	7.0x - 22.0x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of March 31, 2025:

Input	Hypothetical Change	Infrastructure Asset Values as of March 31, 2025
Weighted Average Cost of Capital	0.25% decrease	+2.48%
	0.25% increase	-2.43%

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

As of March 31, 2025, total unrealized appreciation and (depreciation) on foreign currency forward contracts of $65,495 and $(11,725), respectively. For the three months ended March 31, 2025, the net change in unrealized appreciation (depreciation) on foreign currency forward contracts was $(77,171). For the three months ended March 31, 2025, the net realized loss on foreign currency forward contracts was $414.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three months ended March 31, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
Total	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100

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

The following table summarizes the Shares repurchased during the three months ended March 31, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Total		152,644	$4,331	$206	$4,125

Liquidity and Capital Resources

As of March 31, 2025, the Company had $467,429 and $354 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $550,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $1,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 2, 2027, unless there is an earlier termination or an acceleration following an event of default. As of March 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of March 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Cash flows from:	2025	2024	Change
Operating activities	$(291,641)	$(13,030)	$(278,611)
Financing activities	416,867	397,097	19,770
Net increase in cash and cash equivalents and foreign currencies at fair value	$125,226	$384,067	$(258,841)

Cash used in operating activities

Our net cash used in operating activities was $291,641 for the three months ended March 31, 2025, which was primarily comprised of the usage of $320,939 of cash for the acquisition of Infrastructure Assets during the three months ended March 31, 2025.

Cash provided by financing activities

Our net cash provided by financing activities was $416,867 for the three months ended March 31, 2025, which was primarily comprised of $664,385 of proceeds from the issuance of Shares pursuant to our continuous Private Offering, partially offset by $229,128 repayment of borrowings under the line of credit.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2025, the Company has accrued $144,505 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations

See “Note 9. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of March 31, 2025, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $333,981, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of March 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $43,620, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of March 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. As of March 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	—	$—	—	—
February 1, 2025 to February 28, 2025	149,844	$28.37	149,844	—
March 1, 2025 to March 31, 2025	2,800	$28.71	2,800	—
Total	152,644	$28.37	152,644	—

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	Facility Upsize and Lender Joinder Agreement, dated as of March 20, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Commonwealth Bank of Australia, as an additional lender

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: May 13, 2025	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)