Form 10-Q
period 2025-06-30
KKR Infrastructure Conglomerate LLC
filed 2025-08-14
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, the registrant had 40,250,432 Class I Shares, 46,636,988 Class S Shares, 47,524,220 Class U Shares, 827,915 Class R-D Shares, 29,831,826 Class R Shares, 1,882,438 Class D Shares, 40 Class E Shares, 1,199,793 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value (cost of $3,428,573 and $2,799,929, respectively)	$4,114,277	$3,031,886
Cash and cash equivalents	783,777	342,122
Foreign currencies at fair value (cost of $175 and $426, respectively)	182	425
Deferred financing costs, net	14,327	10,597
Prepaids and other assets	184	3,846
Receivable for settlement of foreign currency forward contracts	—	1,786
Dividends receivable	3,288	1,441
Unrealized appreciation on foreign currency forward contracts	1,926	130,941
Total assets	4,917,961	3,523,044

Liabilities
Unrealized depreciation on foreign currency forward contracts	140,358	—
Line of credit	—	229,128
Accrued performance participation allocation	37,232	6,642
Accrued shareholder servicing fees and distribution fees	158,300	117,679
Distributions payable	43,907	30,202
Directors' fees and expenses payable	115	115
Other accrued expenses and liabilities	3,696	4,814
Deferred tax liabilities	5,016	1,636
Due to Manager and affiliates	13,048	10,361
Total liabilities	401,672	400,577

Commitments and contingencies (Note 9)

Net assets	$4,516,289	$3,122,467

Net assets are comprised of
Class I Shares, 36,023,263 and 16,112,717 shares authorized, issued and outstanding, respectively	$1,052,320	$457,224
Class S Shares, 42,969,198 and 18,479,917 shares authorized, issued and outstanding, respectively	1,177,133	489,957
Class U Shares, 47,428,925 and 47,010,082 shares authorized, issued and outstanding, respectively	1,308,117	1,253,543
Class R-D Shares, 779,517 and 765,609 shares authorized, issued and outstanding, respectively	22,358	21,323
Class R Shares, 29,760,671 and 29,417,967 shares authorized, issued and outstanding, respectively	868,058	834,667
Class D Shares, 1,810,834 and 1,107,237 shares authorized, issued and outstanding, respectively	51,888	30,795
Class E Shares, 40 shares authorized, issued and outstanding	1	1

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
Class F Shares, 1,197,699 and 1,191,769 shares authorized, issued and outstanding, respectively	36,412	34,955
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	1
Net assets	$4,516,289	$3,122,467

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Dividend income and other income	$37,727	$7,649	$69,093	$14,554
Total investment income	37,727	7,649	69,093	14,554

Operating expenses
Performance participation allocation	15,282	6,660	30,640	10,737
Management fee expense	12,490	5,261	22,619	9,028
General and administration expenses	2,344	1,210	3,984	2,603
Professional fees	1,247	2,093	3,151	4,486
Interest expense	2,163	1,088	3,994	1,088
Directors' fees and expenses	115	115	242	254
Deferred offering costs amortization	—	330	—	825
Total operating expenses	33,641	16,757	64,630	29,021
Less: Expenses reimbursed by Manager	—	(454)	—	(2,377)
Add: Expenses recouped by Manager	3,318	40	5,466	40
Less: Management fee and expense credits	(13,348)	(6,651)	(23,477)	(10,418)
Net operating expenses	23,611	9,692	46,619	16,266
Net investment income (loss)	14,116	(2,043)	22,474	(1,712)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(252)	(1,410)	520	(1,684)
Foreign currency forward contracts	—	(263)	(414)	(263)
Total net realized gain (loss)	(252)	(1,673)	106	(1,947)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	50,442	47,275	116,424	76,988
Foreign currency	(8)	—	16	—
Foreign currency translation	235,471	(2,488)	337,323	(18,703)
Foreign currency forward contracts	(192,202)	5,452	(269,373)	20,434
Total net change in unrealized appreciation (depreciation) before income taxes	93,703	50,239	184,390	78,719
Provision for (benefit from) income taxes	403	643	3,384	928
Total net change in unrealized appreciation (depreciation) after income taxes	93,300	49,596	181,006	77,791

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net increase in net assets resulting from operations	$107,164	$45,880	$203,586	$74,132

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2025	$729,953	$873,577	$1,281,033	$21,855	$850,837	$40,204	$1	$35,695	$1	$1	$3,833,157
Consideration from the issuance of shares	303,450	301,606	—	—	—	11,295	—	100	—	—	616,451
Repurchases of shares	(398)	(705)	(3,469)	(37)	(1,461)	—	—	—	—	—	(6,070)
Reinvestment of distributions	5,307	6,440	8,912	222	6,588	335	—	1	—	—	27,805
Transfers in	2,451	390	112	—	771	—	—	—	—	—	3,724
Transfers out	(390)	(1,997)	(827)	—	(112)	(398)	—	—	—	—	(3,724)
Early repurchase fee	56	69	83	1	52	3	—	2	—	—	266
Distributions declared	(11,167)	(10,639)	(11,748)	(227)	(9,226)	(528)	—	(371)	—	—	(43,906)
Net increase (decrease) in net assets resulting from capital activity	299,309	295,164	(6,937)	(41)	(3,388)	10,707	—	(268)	—	—	594,546
Net investment income (loss)	3,181	3,774	4,116	68	2,585	160	—	232	—	—	14,116
Net realized gain (loss)	(58)	(69)	(73)	(1)	(46)	(3)	—	(2)	—	—	(252)
Net change in unrealized appreciation (deprecation)	19,935	24,266	28,771	473	18,070	1,030	—	755	—	—	93,300
Net increase (decrease) in net assets resulting from operations	23,058	27,971	32,814	540	20,609	1,187	—	985	—	—	107,164
Accrued shareholder servicing fees and distribution fees	—	(19,579)	1,207	4	—	(210)	—	—	—	—	(18,578)
Balance at June 30, 2025	$1,052,320	$1,177,133	$1,308,117	$22,358	$868,058	$51,888	$1	$36,412	$1	$1	$4,516,289

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	562,483	696,960	—	—	—	21,469	—	175	—	—	1,281,087
Repurchases of shares	(706)	(861)	(4,711)	(37)	(4,086)	—	—	—	—	—	(10,401)
Reinvestment of distributions	8,583	9,999	17,644	435	12,987	581	—	2	—	—	50,231
Transfers in	3,942	390	112	—	1,040	—	—	—	—	—	5,484
Transfers out	(390)	(2,125)	(1,096)	—	(112)	(1,761)	—	—	—	—	(5,484)
Early repurchase fee	91	113	158	2	99	5	—	4	—	—	472
Distributions declared	(19,022)	(18,688)	(23,479)	(453)	(18,390)	(944)	—	(741)	—	—	(81,717)
Net increase (decrease) in net assets resulting from capital activity	554,981	685,788	(11,372)	(53)	(8,462)	19,350	—	(560)	—	—	1,239,672
Net investment income (loss)	4,438	5,346	7,291	120	4,583	237	—	459	—	—	22,474
Net realized gain (loss)	3	8	56	1	36	1	—	1	—	—	106
Net change in unrealized appreciation (deprecation)	35,674	44,290	59,361	974	37,234	1,916	—	1,557	—	—	181,006
Net increase (decrease) in net assets resulting from operations	40,115	49,644	66,708	1,095	41,853	2,154	—	2,017	—	—	203,586
Accrued shareholder servicing fees and distribution fees	—	(48,256)	(762)	(7)	—	(411)	—	—	—	—	(49,436)
Balance at June 30, 2025	$1,052,320	$1,177,133	$1,308,117	$22,358	$868,058	$51,888	$1	$36,412	$1	$1	$4,516,289

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2024	$209	$—	$940,548	$12,498	$622,628	$11	$701	$1	$1,423	$1	$1	$1,578,021
Consideration from the issuance of shares	50,658	79,198	258,005	7,027	176,766	10,919	1,819	—	52	—	—	584,444
Repurchases of shares	—	—	(1,136)	—	(526)	—	—	—	—	—	—	(1,662)
Reinvestment of distributions	2	—	6,247	122	4,492	—	6	—	1	—	—	10,870
Transfers in	18,785	2,568	—	527	3,440	—	—	—	—	—	—	25,320
Transfers out	—	—	(4,024)	—	(18,728)	—	(2,568)	—	—	—	—	(25,320)
Accrued shareholder servicing fees and distribution fees	—	(5,485)	(16,214)	(146)	—	(215)	35	—	—	—	—	(22,025)
Distributions declared	(736)	(690)	(10,780)	(205)	(8,399)	(109)	—	—	(15)	—	—	(20,934)
Early repurchase fee	1	—	46	1	29	—	—	—	—	—	—	77
Net investment income (loss)	(99)	(127)	(1,095)	(22)	(686)	(17)	—	—	3	—	—	(2,043)
Net realized gain (loss)	(36)	(39)	(970)	(16)	(606)	(5)	—	—	(1)	—	—	(1,673)
Net change in unrealized appreciation (depreciation)	988	1,074	28,865	467	18,018	142	7	—	35	—	—	49,596
Balance at June 30, 2024	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	50,868	79,198	496,347	10,097	338,837	10,919	2,557	—	90	—	—	988,913
Repurchases of shares	—	—	(1,245)	—	(786)	—	—	—	—	—	—	(2,031)
Reinvestment of distributions	2	—	10,361	191	7,521	—	6	—	1	—	—	18,082
Transfers in	18,785	2,568	—	527	7,514	—	—	—	—	—	—	29,394
Transfers out	(3,552)	—	(4,546)	—	(18,728)	—	(2,568)	—	—	—	—	(29,394)
Accrued shareholder servicing fees and distribution fees	—	(5,485)	(33,268)	(211)	—	(215)	(1)	—	—	—	—	(39,180)
Distributions declared	(738)	(690)	(19,002)	(328)	(14,810)	(109)	(6)	—	(29)	—	—	(35,712)
Early repurchase fee	1	—	57	1	36	—	—	—	—	—	—	95
Net investment income (loss)	(99)	(127)	(890)	(20)	(566)	(17)	—	—	7	—	—	(1,712)
Net realized gain (loss)	(36)	(39)	(1,138)	(18)	(710)	(5)	—	—	(1)	—	—	(1,947)
Net change in unrealized appreciation (depreciation)	989	1,074	46,230	686	28,597	142	12	—	61	—	—	77,791
Balance at June 30, 2024	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net increase in net assets from operations	$203,586	$74,132
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of directors' fees and expenses	125	75
Class F Shares issued as payment of performance participation allocation	50	15
Deferred financing costs amortization	2,774	565
Deferred offering costs amortization	—	825
Acquisition of Infrastructure Assets	(628,644)	(1,158,621)
Proceeds from return of capital on Infrastructure Assets	—	1,449
Net change in unrealized (appreciation) depreciation on investments	(116,424)	(76,988)
Net change in unrealized (appreciation) depreciation on foreign currency	(16)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(337,323)	18,703
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	269,373	(20,434)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	3,674	(191)
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	1,786	—
(Increase) Decrease in due from Manager	—	16,095
(Increase) Decrease in dividends receivable	(1,847)	(455)
Increase (Decrease) in accrued performance participation allocation	30,590	10,722
Increase (Decrease) in directors' fees and expenses payable	—	(1)
Increase (Decrease) in other accrued expenses and liabilities	(1,120)	8,887
Increase (Decrease) in deferred tax liabilities	3,380	927
Increase (Decrease) in due to Manager	2,657	(13,948)
Increase (Decrease) in organization costs payable	—	(48)
Increase (Decrease) in offering costs payable	—	(8)
Net cash used in operating activities	(567,379)	(1,138,299)
Financing activities
Proceeds from issuance of shares	1,280,912	988,819
Proceeds from credit facility	—	150,000
Repayment of line of credit	(229,128)	—
Payment of deferred financing costs	(6,475)	(4,876)
Payment on repurchases of shares, net of early repurchase fee	(9,929)	(1,936)
Payment of shareholder servicing fees and distribution fees	(8,815)	(2,817)
Payment for offering costs	—	(1,974)
Distributions	(17,781)	(6,176)
Net cash provided by financing activities	1,008,784	1,121,040
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	7	—
Net increase in cash and cash equivalents and foreign currencies at fair value	441,412	(17,259)
Cash and cash equivalents and foreign currencies at fair value, beginning of period	342,547	278,417
Cash and cash equivalents and foreign currencies at fair value, end of period	$783,959	$261,158
Supplemental disclosure of cash flow information
Change in shareholder servicing fees and distribution fees payable	$49,436	$39,180
Reinvestment of distributions	50,231	18,082
Change in deferred financing costs payable	29	2,079

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash paid for interest	1,025	—
Change in subscriptions receivable	—	(4)

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of June 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 1.9%
Other Infrastructure Assets (2)		Data Centers	Asia Pacific	Level III	SGD	N/A	N/A	$85,434	1.9%
Energy & Utilities - 13.8%
Smart Metering Systems Limited (3)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	GBP	N/A	N/A	353,759	7.8%
Other Infrastructure Assets (2)		Energy & Utilities	(4)	Level III	Various	N/A	N/A	270,861	6.0%
Fiber - 16.8%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	EUR	N/A	N/A	576,188	12.8%
Other Infrastructure Assets (2)		Fiber	North America	(7)	USD	N/A	N/A	180,000	4.0%
Industrial Infrastructure - 4.6%
Other Infrastructure Assets (2)		Industrial Infrastructure	Europe	Level III	EUR	N/A	N/A	206,272	4.6%
Midstream Infrastructure - 8.7%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	Various	N/A	N/A	213,465	4.7%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(7)	USD	N/A	N/A	180,061	4.0%
Other Infrastructure - 3.7%
Other Infrastructure Assets (2)		Other Infrastructure	(5)	Level III	Various	N/A	N/A	168,974	3.7%
Renewables - 14.4%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	EUR	N/A	N/A	317,015	7.0%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Renewables	North America	Level III	USD	N/A	N/A	246,100	5.4%
Other Infrastructure Assets (2)		Renewables	Europe	Level III	EUR	N/A	N/A	91,560	2.0%
Social Infrastructure - 11.5%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	518,448	11.5%
Telecom Towers - 14.0%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of June 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	EUR	N/A	N/A	633,490	14.0%
Transportation - 1.6%
Other Infrastructure Assets (2)		Transportation	(6)	Level III	USD	N/A	N/A	72,650	1.6%
Total Infrastructure Assets Investments (cost of $3,428,573)								$4,114,277	91.0%

Foreign Currency Forward Contracts
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	$34	—%
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	(9,534)	(0.2)%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	(3,357)	(0.1)%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	56,800	(5,838)	(0.1)%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	(60)	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	23,300	(858)	—%
Barclays Bank	Buy GBP/USD	N/A	N/A	Level II	USD	October 7, 2025	23,823	389	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	729	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	(24,447)	(0.5)%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	(2,253)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(2,706)	(0.1)%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	(1,204)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	9,828	(846)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	(104)	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(281)	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	27,000	(1,059)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	(8,267)	(0.2)%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(247)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(2,310)	(0.1)%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	47,300	(1,948)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,620	4	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	91,000	770	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	45,500	(626)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	(22,711)	(0.5)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	(2,257)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,460	(479)	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of June 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(2,708)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	8,300	(936)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(281)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	42,000	(5,062)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	15,900	(2,055)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	40,200	(4,388)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	39,800	(3,803)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	51,850	(941)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	(3,201)	(0.1)%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,100	(320)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,000	(292)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(246)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(2,310)	(0.1)%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,400	(115)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	5,500	(201)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	6,300	(236)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	35,400	(1,009)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	(7,103)	(0.2)%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	95,921	(12,006)	(0.3)%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	(1,165)	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	9,000	(325)	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	4,700	(114)	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	10,800	(149)	—%
Total Foreign Currency Forward Contracts								$(138,432)	(2.9)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$783,263	17.3%
Total Investments in Money Market Funds (cost of $783,263)								$783,263	17.3%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of June 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets

Total Investments and Cash Equivalents (cost of $4,211,836)								$4,759,108	105.4%

(1) As of June 30, 2025, approximately 20.3%, 20.4%, 47.8% and 2.5% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific, were $868,973, $738,724, $1,740,364 and $80,512, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $915,976, $925,207, $2,161,360 and $111,734, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

(4) 81.5% of fair value shown is domiciled in Europe and 18.5% in North America.

(5) 68.6% of fair value shown is domiciled in Europe and 31.4% in United Kingdom.

(6) 63.8% of fair value shown is domiciled in North America and 36.2% in Asia Pacific.

(7) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2024
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 1.8%
Other Infrastructure Assets (2)		Data Centers	Asia Pacific	Level III	SGD	N/A	N/A	$56,815	1.8%
Energy & Utilities - 15.9%
Smart Metering Systems Limited	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	GBP	N/A	N/A	301,663	9.7%
Albioma SA	Equity Interest Held Through KKR Kyoto Aggregator L.P.	Energy & Utilities	Europe	Level III	EUR	N/A	N/A	193,320	6.2%
Fiber - 15.4%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	EUR	N/A	N/A	481,759	15.4%
Industrial Infrastructure - 5.5%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	Europe	Level III	EUR	N/A	N/A	173,156	5.5%
Midstream Infrastructure - 9.3%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	Various	N/A	N/A	200,637	6.4%
Other Infrastructure Asset		Midstream Infrastructure	North America	(3)	USD	N/A	N/A	88,757	2.9%
Other Infrastructure - 0.8%
Other Infrastructure Assets (2)		Other Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	23,829	0.8%
Renewables - 9.0%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	EUR	N/A	N/A	247,239	7.9%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Renewables	North America	Level III	USD	N/A	N/A	230,000	7.4%
Other Infrastructure Assets (2)		Renewables	Europe	Level III	EUR	N/A	N/A	51,775	1.6%
Social Infrastructure - 14.6%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	454,574	14.6%
Telecom Towers - 15.5%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	EUR	N/A	N/A	483,362	15.5%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2024
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Transportation - 1.4%
Other Infrastructure Assets (2)		Transportation	North America	Level III	USD	N/A	N/A	45,000	1.4%
Total Infrastructure Assets Investments (cost of $2,799,929)								$3,031,886	97.1%

Foreign Currency Forward Contracts
Barclays Bank PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	$162	—%
Barclays Bank PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	487	—%
Barclays Bank PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	12,436	0.4%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	5,798	0.2%
Barclays Bank PLC	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	23,300	261	—%
Barclays Bank PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	65,000	1,075	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	895	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	3,381	0.1%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	2,078	0.1%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	33,681	1.1%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	189	—%
Macquarie Bank Limited	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	14,766	0.5%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	91,000	3,699	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	29,509	0.9%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	5,600	0.2%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	1,886	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	1,889	0.1%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,460	94	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	9,900	160	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	187	—%
Nomura International PLC	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	46,000	868	—%
Nomura International PLC	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,000	66	—%
Nomura International PLC	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	8,300	131	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	2,071	0.1%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	9,465	0.3%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	9,000	107	—%
Total Foreign Currency Forward Contracts								$130,941	4.2%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2024
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$341,780	10.9%
Total Investments in Money Market Funds (cost of $341,780)								$341,780	10.9%

Total Investments and Cash Equivalents (cost of $3,141,709)								$3,504,607	112.2%

(1) As of December 31, 2024, approximately 18.1%, 25.0%, 52.2% and 1.8% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific, were $551,973, $666,268, $1,540,563 and $41,125, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $564,394, $780,066, $1,630,611 and $56,815, respectively.

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three and six months ended June 30, 2025, there were no significant updates to the Company’s significant accounting policies.

Reclassifications

During the three and six months ended June 30, 2025, the Company reclassified $2,093 and $4,486 for the three and six months ended June 30, 2024 out of General and administration expense and into Professional fees on the Consolidated Statements of Operations to conform to current period presentation, respectively. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

During the three and six months ended June 30, 2025, the Company reclassified $1,636 out of Other accrued expenses and liabilities and into Deferred tax liabilities on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and also reclassified $927 out of Increase (Decrease) in other accrued expenses and liabilities and into Increase (Decrease) in deferred tax liabilities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 to conform to current period presentations. These reclassifications had no impact on Net increase (decrease) in net assets resulting from operations or Net cash used in operating activities, respectively.

As of June 30, 2025, the Company refined their categorization of investments in Infrastructure Assets by industry and geography and accordingly reclassified the prior year presentation for consistency in the Consolidated Schedules of Investments. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

Future application of accounting standards

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and six months ended June 30, 2025 and 2024 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$9,685,859	$2,459,299	$13,126,927	$4,949,877
Expenses	9,739,832	2,455,171	13,413,262	4,918,023
Income before taxes	(53,973)	4,128	(286,335)	31,854
Income tax expense (benefit)	640	(30,163)	27,616	(83,366)
Consolidated net income (loss)	(54,613)	34,291	(313,951)	115,220
Net income (loss) attributable to non-controlling interests	(42,855)	(6,980)	22,754	(12,924)
Net income (loss)	$(11,758)	$41,271	$(336,705)	$128,144

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2025, according to the fair value hierarchy:

	June 30, 2025
Investments	Level I	Level II	Level III	Investment Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$3,754,216	$360,061	$4,114,277
Unrealized appreciation on foreign currency forward contracts	—	1,926	—	—	1,926
Unrealized depreciation on foreign currency forward contracts	—	(140,358)	—	—	(140,358)
Investments in Money Market Funds	783,263	—	—	—	783,263
Total	$783,263	$(138,432)	$3,754,216	$360,061	$4,759,108

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2025:

Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2025
Infrastructure Assets	$2,943,129	$361,644	$112,120	$337,323	$3,754,216
Total	$2,943,129	$361,644	$112,120	$337,323	$3,754,216

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2025 attributable to Level III investments and foreign currency translation still held at June 30, 2025 was $112,120 and $337,323, respectively.

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

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of June 30, 2025 and December 31, 2024:

					As of June 30, 2025		As of December 31, 2024
Level III Assets	Fair Value June 30, 2025	Fair Value December 31, 2024	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$3,754,216	$2,943,129	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.8%	5.0% - 10.0%	6.4%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.0%	0.0% - 25.0%	1.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	97.7%	0.0% - 100.0%	87.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	1.3%	0.0% - 100.0%	11.1%	0.0% - 100.0%	(6)

			Market Comparables	Enterprise Value / Forward EBITDA Multiple	11.4x	11.4x - 11.4x	11.6x	11.6x - 11.6x	Increase

			Discounted Cash Flow	Weighted Average Cost of Capital	10.7%	6.5% - 20.1%	9.7%	6.4% - 15.2%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	13.8x	3.9x - 22.8x	14.4x	7.0x - 24.0x	Increase

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

For the three and six months ended June 30, 2025, the Manager earned $12,490 and $22,619 in gross Management Fees, respectively. For the three and six months ended June 30, 2024, the Manager earned $5,261 and $9,028 in gross Management Fees, respectively.

For the three and six months ended June 30, 2025, the Company offset Management Fees and certain operating expenses of $13,348 and $23,477, respectively. For the three and six months ended June 30, 2024, the Company offset Management Fees and certain operating expenses of $6,651 and $10,418, respectively.

As of June 30, 2025 and December 31, 2024, there were unapplied credits of $835 and $19,797, respectively, to be carried forward that relate to Other Fees earned.

As of June 30, 2025 and December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

A Performance Participation Allocation accrual of $37,232 and $6,642 was recorded as of June 30, 2025 and December 31, 2024 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $15,282 and $30,640 Performance Participation Allocation for the three and six months ended June 30, 2025, respectively. The Consolidated Statements of Operations reflects a $6,660 and $10,737 Performance Participation Allocation for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, the Company issued approximately 1,234 and 1,638 Class F Shares to KKR totaling $38 and $50 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three and six months ended June 30, 2025, respectively. During both the three and six months ended June 30, 2024, the Company issued approximately 534 Class F Shares to KKR totaling $15 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during both the three and six months ended June 30, 2024.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of June 30, 2025 and December 31, 2024, the Company has accrued $158,300 and $117,679, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

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

For the three and six months ended June 30, 2025, the Manager recouped expenses of $3,318 and $5,466 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement, respectively. For both the three and six months ended June 30, 2024, the Manager recouped expenses of $40 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement.

For the three and six months ended June 30, 2024, the Manager agreed to reimburse expenses of $454 and $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three years period, respectively. For both the three and six months ended June 30, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of June 30, 2025, the Company has recorded $13,048 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

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

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
March 31, 2023	$577	March 31, 2026
June 30, 2023	1,771	June 30, 2026

September 30, 2023	3,906	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
Total	$11,105

As of June 30, 2025 and December 31, 2024, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

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

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. On July 9, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through February 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Line of Credit Lender and its assignees shall have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of June 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of June 30, 2025.

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

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended June 30, 2025:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
Class I Shares	25,339,403	10,442,771	(13,771)	183,773	84,514	(13,427)	36,023,263
Class S Shares	32,444,537	10,381,704	(24,384)	222,847	13,428	(68,934)	42,969,198
Class U Shares	47,264,870	—	(120,209)	308,871	3,872	(28,479)	47,428,925
Class R-D Shares	773,105	—	(1,285)	7,697	—	—	779,517
Class R Shares	29,560,457	—	(50,608)	228,170	26,520	(3,868)	29,760,671
Class D Shares	1,423,945	388,931	—	11,601	—	(13,643)	1,810,834
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,194,340	3,318	—	41	—	—	1,197,699
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	138,000,777	21,216,724	(210,257)	963,000	128,334	(128,351)	159,970,227

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
Class I Shares	16,112,717	19,512,681	(24,611)	299,216	136,687	(13,427)	36,023,263
Class S Shares	18,479,917	24,231,013	(29,877)	348,097	13,428	(73,380)	42,969,198
Class U Shares	47,010,082	—	(164,000)	616,872	3,872	(37,901)	47,428,925
Class R-D Shares	765,609	—	(1,285)	15,193	—	—	779,517
Class R Shares	29,417,967	—	(143,128)	453,774	35,926	(3,868)	29,760,671
Class D Shares	1,107,237	744,723	—	20,280	—	(61,406)	1,810,834
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	5,853	—	77	—	—	1,197,699
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	44,494,270	(362,901)	1,753,509	189,913	(189,982)	159,970,227

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended June 30, 2024:

	Shares Outstanding as of March 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2024
Class I Shares	7,702	1,843,130	—	79	686,614	—	2,537,525
Class S Shares	—	2,883,367	—	—	93,849	—	2,977,216
Class U Shares	37,019,137	9,466,455	(41,794)	229,893	—	(147,351)	46,526,340
Class R-D Shares	468,875	258,053	—	4,504	19,400	—	750,832
Class R Shares	22,897,848	6,478,821	(19,357)	165,208	125,714	(684,502)	28,963,732
Class D Shares	384	397,580	—	4	—	—	397,968
Class R-S Shares	27,062	66,499	—	220	—	(93,781)	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	51,217	1,884	—	26	—	—	53,127
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	60,472,345	21,395,789	(61,151)	399,934	925,577	(925,634)	82,206,860

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2024
Class I Shares	131,691	1,850,832	—	79	686,614	(131,691)	2,537,525
Class S Shares	—	2,883,367	—	—	93,849	—	2,977,216
Class U Shares	28,088,229	18,267,917	(45,854)	382,574	—	(166,526)	46,526,340
Class R-D Shares	353,076	371,276	—	7,080	19,400	—	750,832
Class R Shares	16,671,146	12,451,967	(29,001)	277,553	276,569	(684,502)	28,963,732
Class D Shares	380	397,581	—	7	—	—	397,968
Class R-S Shares	—	93,561	—	220	—	(93,781)	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	3,260	—	37	—	—	53,127
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	36,319,761	(74,855)	667,550	1,076,432	(1,076,500)	82,206,860

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

The following table summarizes the Shares repurchased during the three and six months ended June 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Total		362,901	$10,401	$472	$9,929

The following table summarizes the Shares repurchased during the three months ended June 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	$27.17	41,794	1,136	51	1,085
Class R Shares	$27.19	19,357	526	26	500
Total		74,855	$2,031	$95	$1,936

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

On September 30, 2024, the Borrowers entered into a lender joinder agreement (the “First Joinder”) to the Credit Agreement. Pursuant to the First Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $300,000. On September 30, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Joinder.

On October 9, 2024, the Borrowers entered into a second lender joinder agreement (the “Second Joinder”) to the Credit Agreement. Pursuant to the Second Joinder, the credit available to the Borrowers was increased by $100,000 to an aggregate principal amount of $400,000. On October 9, 2024, the Company remitted $500 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Second Joinder.

On March 20, 2025, the Borrowers entered into a third lender joinder agreement (the “Third Joinder”) to the Credit Agreement. Pursuant to the Third Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $550,000. On March 20, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Third Joinder.

On June 16, 2025, the Borrowers entered into the First Amendment (the “First Amendment” and, together with the First Joinder, the Second Joinder and the Third Joinder, the “Credit Agreement Amendments”) to the Credit Agreement. Pursuant to the First Amendment, certain indirect subsidiaries of the Company were added as borrowers and the uncommitted accordion feature was increased by $1,000,000 to allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate, guaranteed by certain of the Company’s subsidiaries pursuant to the Credit Agreement. In addition, pursuant to the First Amendment, the maturity date of the Credit Agreement was extended from April 2, 2027 to April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. On June 13, 2025, the Company remitted $550 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Amendment.

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

The Company incurred $19,420 of costs associated with entry into the Credit Agreement and Credit Agreement Amendments, $3,383 and $6,504 of which was for the three and six months ended June 30, 2025, respectively. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $14,327 and $10,597, respectively.

As of June 30, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of June 30, 2025 and December 31, 2024.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the three and six months ended June 30, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	$0.3100	$0.2476	$0.2477	$0.2916	$0.3100	$0.2916	$0.3100	$0.3100
Total	$0.6200	$0.4957	$0.4959	$0.5834	$0.6200	$0.5834	$0.6200	$0.6200

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2025 and June 30, 2025, with payment on April 25, 2025 and July 25, 2025, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of June 30, 2025 and December 31, 2024, KKR had unfunded commitments consisting of $189,162 and $270,356, respectively, related to its investment in Infrastructure Assets.
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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2025 through June 30, 2025:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.04	1.47	—	—	—	0.30	—	—	—	—
Repurchases of shares	—	—	(0.01)	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.03	0.02	0.01	—	0.01	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	(0.03)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.62)	(0.50)	(0.50)	(0.58)	(0.62)	(0.58)	(0.62)	(0.62)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.58)	1.00	(0.49)	(0.57)	(0.62)	(0.30)	(0.62)	(0.62)	—	—
Net investment (loss) income (2)	0.16	0.16	0.15	0.15	0.15	0.16	0.38	0.38	0.40	0.40
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	1.25	1.15	1.27	1.26	1.27	1.26	1.31	1.31	1.43	1.44
Net increase (decrease) in net assets resulting from operations	1.41	1.31	1.42	1.41	1.42	1.42	1.69	1.69	1.83	1.84
Accrued shareholder servicing fees and distribution fees (2)	—	(1.43)	(0.02)	(0.01)	—	(0.28)	—	—	—	—
Net asset value per share at the end of period (June 30, 2025)	$29.21	$27.39	$27.58	$28.68	$29.17	$28.65	$30.40	$30.40	$32.90	$32.90
Weighted average shares outstanding at end of period (June 30, 2025)	27,290,182	33,781,712	47,377,067	776,458	29,677,403	1,480,561	40	1,195,484	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.25%	0.27%	0.28%	0.27%	0.26%	0.26%	0.26%	0.26%	0.26%	0.26%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.14%	0.14%	0.14%	0.13%	0.13%	0.14%	0.13%	0.13%	0.13%	0.13%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.39%	0.41%	0.42%	0.40%	0.39%	0.40%	0.39%	0.39%	0.39%	0.39%
Performance Participation Allocation (6)	0.77%	0.82%	0.79%	0.77%	0.76%	0.78%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	1.16%	1.23%	1.21%	1.17%	1.15%	1.18%	0.39%	0.39%	0.39%	0.39%

Net investment income (loss) (6)	0.56%	0.58%	0.57%	0.54%	0.54%	0.56%	1.29%	1.29%	1.28%	1.28%
Total GAAP return attributed to Shares based on net asset value (10)	5.11%	5.21%	5.29%	5.06%	5.01%	5.11%	5.76%	5.76%	5.89%	5.92%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through June 30, 2024:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$—	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	1.81	0.82	0.33	—	0.50	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	0.02	0.01	—	0.01	—	—	—	—
Transfers in	—	27.36	—	0.02	—	—	—	—	—	—
Transfers out	—	—	(0.01)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.63)	(0.84)	(0.37)	—	(3.26)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.57)	(0.23)	(0.45)	(0.54)	(0.57)	(0.54)	(0.57)	(0.57)	—	—
Net investment (loss) income (2)	(0.18)	(0.08)	(0.02)	(0.03)	(0.02)	(0.26)	0.13	0.14	0.13	0.13
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	1.31	0.46	1.10	1.15	1.13	3.89	1.17	1.14	1.19	1.19
Net increase (decrease) in net assets attributed to shareholders	$0.54	$(1.67)	$0.62	$0.57	$0.54	$0.34	$0.73	$0.71	$1.32	$1.32
Net asset value per share at the end of period (June 30, 2024)	$27.50	$25.69	$25.78	$26.98	$27.50	$26.95	$28.20	$28.20	$29.26	$29.26
Net assets at end of period (June 30, 2024)	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$1	$1,498	$1	$1
Shares outstanding at end of period (June 30, 2024)	2,537,525	2,977,216	46,526,340	750,832	28,963,732	397,968	40	53,127	40	40
Weighted average shares outstanding at end of period (June 30, 2024)	539,266	1,511,899	39,429,390	574,730	24,301,443	65,921	40	51,993	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.39%	0.17%	0.33%	0.31%	0.31%	0.50%	0.31%	0.31%	0.31%	0.31%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	1.22%	0.49%	1.10%	1.07%	1.04%	1.46%	0.47%	0.46%	0.46%	0.46%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	1.22%	0.49%	0.96%	0.95%	0.91%	1.47%	0.31%	0.31%	0.31%	0.31%

Operating expenses after Performance Participation Allocation (6) (8)	1.22%	0.49%	0.96%	0.95%	0.91%	1.47%	0.31%	0.31%	0.31%	0.31%
Net investment income (loss) (6)	(0.67)%	(0.32)%	(0.09)%	(0.13)%	(0.09)%	(0.95)%	0.52%	0.52%	0.52%	0.52%
Total return attributed to Shares based on net asset value (10)	4.12%	(5.26)%	4.25%	4.20%	4.12%	3.31%	4.73%	4.66%	4.72%	4.72%

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

For the three and six months ended June 30, 2025, the effective tax rates were 0.3% and 1.6%, respectively. For the three and six months ended June 30, 2024, the effective tax rates were 1.4% and 1.3%, respectively. For each of the three and six months ended June 30, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but is still evaluating the potential impact on the Company’s business and its Infrastructure Assets.

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

13.Subsequent Events
Unregistered Sales of Equity Securities

On July 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 21, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	3,923,137	$114,804
Class S Shares	3,440,643	100,760
Class D Shares	103,675	3,032
Total		$218,596

Revolving Credit Facility Upsize

On July 24, 2025, the Borrowers entered into a lender joinder agreement (the “Fourth Joinder”) to the Credit Agreement. Pursuant to the Fourth Joinder, the credit available to the Borrowers was increased by $200,000 to an aggregate principal amount of $750,000. On July 24, 2025, the Company remitted $1,000 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Fourth Joinder.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Fourth Joinder.

Distribution Reinvestment Plan

On July 25, 2025, pursuant to the DRIP, the Company issued approximately 258,165 Class I Shares, approximately 293,243 Class S Shares, approximately 310,914 Class U Shares, approximately 7,665 Class R-D Shares, approximately 227,466 Class R Shares, approximately 14,404 Class D Shares and approximately 45 Class F Shares, for aggregate consideration of $32,536 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

Revolving Credit Facility Upsize

On August 1, 2025, the Borrowers entered into a lender joinder agreement (the “Fifth Joinder”) to the Credit Agreement. Pursuant to the Fifth Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $900,000. On August 1, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Fifth Joinder.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Fifth Joinder.

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

The following table summarizes the Shares repurchased on August 5, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R Shares	$29.26	173,676	$5,082	$112	$4,970
Class U Shares	$29.24	155,622	4,550	110	4,440
Class S Shares	$29.29	48,441	1,419	67	1,352
Class I Shares	$29.26	19,916	583	29	554
Class D Shares	$29.25	2,576	75	—	75
Total		400,231	$11,709	$318	$11,391

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
Recent Developments

Infrastructure Assets Activities

During the six months ended June 30, 2025, the Company acquired indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
AEP Transmission	AEP Transmission is a network of approximately 2,700 miles of high voltage power lines and substations that transport electricity across Ohio, Indiana and Michigan.
Dawsongroup plc	Dawsongroup plc is a full-service lessor of commercial vehicles and refrigerated storage units based in the United Kingdom, with a young and diversified fleet of over 32,000 assets available to its customer base.
Enilive	Enilive, based in Europe, is one of the largest global biofuel producers and distributors owns a portfolio of over 5,000 fueling and retail service locations.
Metronet Systems Holdings	Fiber-optic internet network reaching United States households across multiple states.
Queensland Airports Limited	Queensland Airports Limited (“QAL”) is a diversified portfolio of four airports serving the fast-growing Gold Coast and other parts of north-east Australia.

During the six months ended June 30, 2025, the Company acquired incremental indirect interests in Encavis AG, Greenvolt Energias Renovaveis SA, Nxera MY Pte Ltd., Sempra Infrastructure LLC, STT GD Pte Ltd, Vantage Towers AG and Zenobe Energy Ltd as well as indirect interests in Salisbury Topco Limited and SMA Topco Limited for $260,894 in the aggregate.

As of June 30, 2025, the Company’s Infrastructure Assets were comprised of over 800 underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of June 30, 2025, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

As of June 30, 2025, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries.
Telecom Italia NetCo	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population.
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe.
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom.
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe.
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States.
Albioma SA	Power company with numerous plants producing electricity primarily in the French Overseas Territories.
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers.
Sempra Infrastructure LLC	Energy infrastructure platform that operates liquefied natural gas export facilities and natural gas pipelines serving consumers across North America.
Metronet Systems Holdings	Fiber-optic internet network reaching United States households across multiple states.
(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of June 30, 2025, inclusive of any transactions which were consummated after such date but funded by the Company on or before June 30, 2025.

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Quarterly Report on Form 10-Q, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners since April 2025 and certain retaliation by such trade partners. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our Infrastructure Assets, the pace and volume of our deployments and realizations, and our fundraising activities.

Revolving Credit Facility Upsize

On June 16, 2025, certain indirect subsidiaries of the Company (the “Borrowers”) entered into the First Amendment (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q). Pursuant to the First Amendment, certain indirect subsidiaries of the Company were added as borrowers and the uncommitted accordion feature was increased by $1,000,000 to allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate, guaranteed by certain of the Company’s subsidiaries pursuant to the Credit Agreement (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q). In addition, pursuant to the First Amendment, the maturity date of the Credit Agreement was extended from April 2, 2027 to April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. On June 13, 2025, the Company remitted $550 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Amendment.

Except as described above, the material terms of the Credit Agreement remain unchanged by the First Amendment. See “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Line of Credit

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. On July 9, 2025, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through February 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

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

A discussion of the results of operations for the three and six months ended June 30, 2025 is as follows:

Operating Results Highlights

During the three and six months ended June 30, 2025, we raised aggregate subscription proceeds of $616,351 and $1,280,912 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended June 30, 2025	2.41%	2.20%	2.20%	2.35%	2.41%	2.34%	—%
Six months ended June 30, 2025	5.33%	4.89%	4.90%	5.21%	5.34%	5.21%	—%
Inception to date annualized June 30, 2025	10.26%	9.92%	11.27%	10.55%	12.22%	9.96%	Not applicable

(1) “Three months ended” and “Six months ended”, for a given share class, mean total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and six months ended June 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Investment income
Dividend and other income	$37,727	$7,649	$30,078	$69,093	$14,554	$54,539
Total investment income	37,727	7,649	30,078	69,093	14,554	54,539

Operating expenses
Performance participation allocation	15,282	6,660	8,622	30,640	10,737	19,903
Management fee expense	12,490	5,261	7,229	22,619	9,028	13,591
General and administration expenses	2,344	1,210	1,134	3,984	2,603	1,381
Professional fees	1,247	2,093	(846)	3,151	4,486	(1,335)
Interest expense	2,163	1,088	1,075	3,994	1,088	2,906
Directors' fees and expenses	115	115	—	242	254	(12)
Deferred offering costs amortization	—	330	(330)	—	825	(825)
Total operating expenses	33,641	16,757	16,884	64,630	29,021	35,609
Less: Expenses reimbursed by Manager	—	(454)	454	—	(2,377)	2,377
Add: Expenses recouped by Manager	3,318	40	3,278	5,466	40	5,426
Less: Management fee and expense credits	(13,348)	(6,651)	(6,697)	(23,477)	(10,418)	(13,059)
Net operating expenses	23,611	9,692	13,919	46,619	16,266	30,353
Net investment income (loss) before income taxes	14,116	(2,043)	16,159	22,474	(1,712)	24,186
Net investment income (loss)	14,116	(2,043)	16,159	22,474	(1,712)	24,186

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(252)	(1,410)	1,158	520	(1,684)	2,204
Foreign currency forward contracts	—	(263)	263	(414)	(263)	(151)
Total net realized gain (loss)	(252)	(1,673)	1,421	106	(1,947)	2,053

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	50,442	47,275	3,167	116,424	76,988	39,436
Foreign currency	(8)	—	(8)	16	—	16
Foreign currency translation	235,471	(2,488)	237,959	337,323	(18,703)	356,026
Foreign currency forward contracts	(192,202)	5,452	(197,654)	(269,373)	20,434	(289,807)
Total net change in unrealized appreciation (depreciation) before income taxes	93,703	50,239	43,464	184,390	78,719	105,671
Provision for (benefit from) income taxes	403	643	(240)	3,384	928	2,456
Total net change in unrealized appreciation (depreciation) after income taxes	93,300	49,596	43,704	181,006	77,791	103,215

Net increase in net assets resulting from operations	$107,164	$45,880	$61,284	$203,586	$74,132	$129,454

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

Dividend and other income increased $30,078 and $54,539 for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively.

Expenses

Total operating expenses increased $16,884 and $35,609 for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively.

For the three and six months ended June 30, 2025, the Manager recouped expenses of $3,318 and $5,466 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. For both the three and six months ended June 30, 2024, the Manager recouped expenses of $40 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement.

For the three and six months ended June 30, 2024, the Manager agreed to reimburse expenses of $454 and $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three years period, respectively. For both the three and six months ended June 30, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

The Performance Participation Allocation (as defined below) increased $8,622 and $19,903 for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, the Company accrued $15,282 and $30,640 of a Performance Participation Allocation, respectively. For the three and six months ended June 30, 2024, the Company accrued $6,660 and $10,737 of a Performance Participation Allocation, respectively.

For the three and six months ended June 30, 2025, the Manager earned $12,490 and $22,619 in gross Management Fees (as defined below), respectively. For the three and six months ended June 30, 2024, the Manager earned $5,261 and $9,028 in gross Management Fees, respectively. For the three and six months ended June 30, 2025, the Company offset Management Fees and certain operating expenses of $13,348 and $23,477, respectively. For the three and six months ended June 30, 2024, the Company offset Management Fees and certain expenses of $6,651 and $10,418, respectively

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment income (loss) increased $16,159 and $24,186 for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, net investment income (loss) was $14,116 and $22,474, respectively. For the three and six months ended June 30, 2024, net investment income (loss) was $(2,043) and $(1,712), respectively. The increase (decrease) in net investment income (loss) was attributable to an increase in total investment income of $30,078 and $54,539, partially offset by an increase in net operating expenses of $13,919 and $30,353 for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively.

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

For the three and six months ended June 30, 2025, we recorded a $(252) and $520 realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. For the three and six months ended June 30, 2024, we recorded a $1,410 and $1,684 realized loss on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the six months ended June 30, 2025, we recorded a $414 realized loss on the settlement of foreign currency forward contracts. For the three months ended June 30, 2025, no realized gain (loss) on the settlement of foreign currency forward contracts was incurred. For both the three and six months ended June 30, 2024, we recorded a $263 realized loss on the settlement of foreign currency forward contracts.

We recorded a net change in unrealized appreciation (depreciation) before income taxes of $93,703 and $184,390 for the three and six months ended June 30, 2025, respectively. This net change in unrealized appreciation before income taxes for the three and six months ended June 30, 2025 includes unrealized appreciation on investments of $50,442 and $116,424 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation on foreign currency translation of $235,471 and $337,323 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized depreciation on foreign currency forward contracts of $192,202 and $269,373, respectively.

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

We recorded a total net change in unrealized appreciation after income taxes of $93,300 and $181,006 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2025, the total net change in unrealized appreciation includes a provision for income taxes of $403 and $3,384 on the holdings of certain equity investments in taxable subsidiaries, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $49,596 and $77,791 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2024, the total net change in unrealized appreciation (depreciation) includes a provision for income taxes of $643 and $928 on the holdings of certain equity investments in taxable subsidiaries, respectively.

Changes in Net Assets resulting from Operations

For the three and six months ended June 30, 2025, we recorded a net increase (decrease) in net assets resulting from operations of $107,164 and $203,586, respectively. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and unrealized appreciation related to foreign currency translation based upon changes in foreign currency exchange rates, partially offset by our unrealized depreciation related to foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2025
Investments at fair value (cost of $3,428,573)	$4,123,055
Cash and cash equivalents	783,777
Foreign currencies at fair value (cost of $175)	182
Other assets	19,725
Other liabilities	(203,331)
Accrued performance participation allocation	(37,232)
Management fee payable	—
Accrued shareholder servicing fees and distribution fees (1)	(3,805)
Transactional Net Asset Value	$4,682,371
Number of outstanding shares	159,970,227

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2025:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,054,155	$1,258,358	$1,386,753	$22,797	$870,814	$52,965	$1	$36,526	$1	$1	$4,682,371
Number of outstanding shares	36,023,263	42,969,198	47,428,925	779,517	29,760,671	1,810,834	40	1,197,699	40	40	159,970,227
Transactional Net Asset Value per Share as of June 30, 2025	$29.26	$29.29	$29.24	$29.25	$29.26	$29.25	$30.50	$30.50	$32.97	$32.97

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of June 30, 2025:

June 30, 2025
GAAP Net Asset Value	$4,516,289
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	154,495
Deferred tax liabilities of certain taxable subsidiaries (2)	11,587
Transactional Net Asset Value	$4,682,371

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of June 30, 2025:

		As of June 30, 2025
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	6.8%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.0%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	97.7%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	1.3%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	11.4x	11.4x - 11.4x

Discounted Cash Flow	Weighted Average Cost of Capital	10.7%	6.5% - 20.1%
	Enterprise Value / LTM EBITDA Exit Multiple	13.8x	3.9x - 22.8x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of June 30, 2025:

Input	Hypothetical Change	Infrastructure Asset Values as of June 30, 2025
Weighted Average Cost of Capital	0.25% decrease	+2.45%
	0.25% increase	-2.40%

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

As of June 30, 2025, total unrealized appreciation and (depreciation) on foreign currency forward contracts was $1,926 and $(140,358), respectively. For the three and six months ended June 30, 2025, the net change in unrealized depreciation on foreign currency forward contracts was $192,202 and $269,373, respectively. For the six months ended June 30, 2025, we recorded a $414 realized loss on the settlement of foreign currency forward contracts. For the three months ended June 30, 2025, no realized gain (loss) on the settlement of foreign currency forward contracts was incurred.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three and six months ended June 30, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	$0.3100	$0.2476	$0.2477	$0.2916	$0.3100	$0.2916	$0.3100	$0.3100
Total	$0.6200	$0.4957	$0.4959	$0.5834	$0.6200	$0.5834	$0.6200	$0.6200

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

The following table summarizes the Shares repurchased during the three and six months ended June 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Total		362,901	$10,401	$472	$9,929

Liquidity and Capital Resources

As of June 30, 2025, the Company had $783,777 and $182 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $550,000, with an uncommitted accordion feature that would allow the

Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. As of June 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of June 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Cash flows (used in) provided by:	2025	2024	Change
Operating activities	$(567,379)	$(1,138,299)	$570,920
Financing activities	1,008,784	1,121,040	(112,256)
Net increase in cash and cash equivalents and foreign currencies at fair value	$441,405	$(17,259)	$458,664

Cash used in operating activities

Our net cash used in operating activities was $567,379 for the six months ended June 30, 2025, which was primarily comprised of the usage of $628,644 of cash for the acquisition of Infrastructure Assets during the six months ended June 30, 2025.

Cash provided by financing activities

Our net cash provided by financing activities was $1,008,784 for the six months ended June 30, 2025, which was primarily comprised of $1,280,912 of proceeds from the issuance of Shares pursuant to our continuous Private Offering, partially offset by $229,128 repayment of borrowings under the line of credit.

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

When making fair value determinations of assets (other than Infrastructure Assets) valued in accordance with net asset value in accordance with ASC 820 (an “Other ASC 820 Asset”), the Manager will generally value such asset based on the latest net asset value reported or provided by the asset’s administrator, investment adviser or investment manager, if applicable. If the latest net asset value of such Other ASC 820 Asset is not available at the time the Company is calculating its NAV, the Manager will update the last available net asset value of such Other ASC 820 Asset by recognizing any cash flow activity for the Other ASC 820 Asset during the month.

In addition to tracking the net asset value plus related cash flows of such Other ASC 820 Asset, the Manager, with the support of KKR, may, but is not obligated to, track relevant issuer-specific events or broader market-driven events related to such Other ASC 820 Asset that the Manager believes may have a material impact on the Company’s NAV as a whole. Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such Other ASC 820 Asset, applying the valuation methodologies for portfolio companies outlined above. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the Company’s monthly NAV.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2025, the Company has accrued $158,300 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 9. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of June 30, 2025, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $393,423, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of June 30, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $46,347, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of June 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. As of June 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	—	$—	—	—
May 1, 2025 to May 31, 2025	210,257	$28.87	210,257	—
June 1, 2025 to June 30, 2025	—	$—	—	—
Total	210,257	$28.87	210,257	—

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	First Amendment to Revolving Credit Agreement and Guarantee Agreement, dated as of June 16, 2025, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2025).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: August 13, 2025	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)