Form 10-Q
period 2025-09-30
KKR Infrastructure Conglomerate LLC
filed 2025-11-14
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 5, 2025, the registrant had 55,642,822 Class I Shares, 59,166,255 Class S Shares, 47,414,987 Class U Shares, 835,519 Class R-D Shares, 29,824,133 Class R Shares, 2,306,564 Class D Shares, 40 Class E Shares, 3,077,835 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes November 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value (cost of $4,393,960 and $2,799,929, respectively)	$5,188,546	$3,031,886
Cash and cash equivalents	532,318	342,122
Foreign currencies at fair value (cost of $458 and $426, respectively)	462	425
Deferred financing costs, net	19,762	10,597
Prepaids and other assets	546	3,846
Receivable for settlement of foreign currency forward contracts	—	1,786
Due from Manager and affiliates	11,702	—
Dividends receivable	2,948	1,441
Unrealized appreciation on foreign currency forward contracts	5,960	130,941
Total assets	5,762,244	3,523,044

Liabilities
Unrealized depreciation on foreign currency forward contracts	120,521	—
Line of credit	—	229,128
Management fee payable	3,570	—
Accrued performance participation allocation	54,508	6,642
Accrued shareholder servicing fees and distribution fees	176,977	117,679
Distributions payable	51,180	30,202
Directors' fees and expenses payable	133	115
Other accrued expenses and liabilities	7,466	4,814
Deferred tax liabilities	4,753	1,636
Due to Manager and affiliates	12,331	10,361
Total liabilities	431,439	400,577

Commitments and contingencies (Note 9)

Net assets	$5,330,805	$3,122,467

Net assets are comprised of
Class I Shares, 50,339,918 and 16,112,717 shares authorized, issued and outstanding, respectively	$1,489,771	$457,224
Class S Shares, 54,191,882 and 18,479,917 shares authorized, issued and outstanding, respectively	1,505,544	489,957
Class U Shares, 47,510,955 and 47,010,082 shares authorized, issued and outstanding, respectively	1,330,359	1,253,543
Class R-D Shares, 827,915 and 765,609 shares authorized, issued and outstanding, respectively	24,061	21,323
Class R Shares, 29,835,400 and 29,417,967 shares authorized, issued and outstanding, respectively	881,386	834,667
Class D Shares, 2,151,879 and 1,107,237 shares authorized, issued and outstanding, respectively	62,473	30,795

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
Class E Shares, 40 shares authorized, issued and outstanding	1	1
Class F Shares, 1,203,283 and 1,191,769 shares authorized, issued and outstanding, respectively	37,208	34,955
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	1
Net assets	$5,330,805	$3,122,467

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Dividend income and other income	$22,553	$14,708	$91,646	$29,262
Total investment income	22,553	14,708	91,646	29,262

Operating expenses
Performance participation allocation	17,383	13,991	48,023	24,728
Management fee expense	15,078	6,834	37,697	15,861
General and administration expenses	2,187	1,581	6,171	4,184
Professional fees	1,693	1,592	4,844	6,078
Interest expense	2,992	909	6,986	1,997
Directors' fees and expenses	115	115	357	369
Deferred offering costs amortization	—	—	—	825
Total operating expenses	39,448	25,022	104,078	54,042
Less: Expenses reimbursed by Manager	—	—	—	(2,377)
Add: Expenses recouped by Manager	4,046	776	9,512	816
Less: Management fee and expense credits	(11,751)	(6,834)	(35,228)	(17,251)
Net operating expenses	31,743	18,964	78,362	35,230
Net investment income (loss)	(9,190)	(4,256)	13,284	(5,968)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(806)	729	(286)	(955)
Foreign currency forward contracts	—	(65,339)	(414)	(65,602)
Total net realized gain (loss)	(806)	(64,610)	(700)	(66,557)

Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	119,431	80,972	235,855	157,960
Foreign currency	2	104	18	104
Foreign currency translation	(10,549)	92,471	326,774	73,768
Foreign currency forward contracts	23,871	(6,809)	(245,502)	13,625
Total net change in unrealized appreciation (depreciation) before income taxes	132,755	166,738	317,145	245,457
Provision for (benefit from) income taxes	14	564	3,398	1,492
Total net change in unrealized appreciation (depreciation) after income taxes	132,741	166,174	313,747	243,965

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net increase in net assets resulting from operations	$122,745	$97,308	$326,331	$171,440

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2025	$1,052,320	$1,177,133	$1,308,117	$22,358	$868,058	$51,888	$1	$36,412	$1	$1	$4,516,289
Consideration from the issuance of shares	409,953	323,571	—	—	—	12,564	—	170	—	—	746,258
Repurchases of shares	(641)	(1,419)	(4,550)	—	(5,082)	(75)	—	—	—	—	(11,767)
Reinvestment of distributions	7,549	8,587	9,092	224	6,654	421	—	1	—	—	32,528
Transfers in	4,117	26	123	1,191	740	—	—	—	—	—	6,197
Transfers out	(26)	(896)	(2,270)	—	(123)	(2,882)	—	—	—	—	(6,197)
Early repurchase fee	78	87	82	1	52	3	—	2	—	—	305
Distributions declared	(15,605)	(13,364)	(11,721)	(241)	(9,249)	(627)	—	(373)	—	—	(51,180)
Net increase (decrease) in net assets resulting from capital activity	405,425	316,592	(9,244)	1,175	(7,008)	9,404	—	(200)	—	—	716,144
Net investment income (loss)	(2,422)	(2,746)	(2,434)	(43)	(1,507)	(117)	—	79	—	—	(9,190)
Net realized gain (loss)	(188)	(221)	(232)	(4)	(146)	(9)	—	(6)	—	—	(806)
Net change in unrealized appreciation (depreciation)	34,636	38,124	34,944	609	21,989	1,516	—	923	—	—	132,741
Net increase (decrease) in net assets resulting from operations	32,026	35,157	32,278	562	20,336	1,390	—	996	—	—	122,745
Accrued shareholder servicing fees and distribution fees	—	(23,338)	(792)	(34)	—	(209)	—	—	—	—	(24,373)
Balance at September 30, 2025	$1,489,771	$1,505,544	$1,330,359	$24,061	$881,386	$62,473	$1	$37,208	$1	$1	$5,330,805

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	972,436	1,020,531	—	—	—	34,033	—	345	—	—	2,027,345
Repurchases of shares	(1,347)	(2,280)	(9,261)	(37)	(9,168)	(75)	—	—	—	—	(22,168)
Reinvestment of distributions	16,132	18,586	26,736	659	19,641	1,002	—	3	—	—	82,759
Transfers in	8,059	416	235	1,191	1,780	—	—	—	—	—	11,681
Transfers out	(416)	(3,021)	(3,366)	—	(235)	(4,643)	—	—	—	—	(11,681)
Early repurchase fee	169	200	240	3	151	8	—	6	—	—	777
Distributions declared	(34,627)	(32,052)	(35,200)	(694)	(27,639)	(1,571)	—	(1,114)	—	—	(132,897)
Net increase (decrease) in net assets resulting from capital activity	960,406	1,002,380	(20,616)	1,122	(15,470)	28,754	—	(760)	—	—	1,955,816
Net investment income (loss)	2,016	2,600	4,857	77	3,076	120	—	538	—	—	13,284
Net realized gain (loss)	(185)	(213)	(176)	(3)	(110)	(8)	—	(5)	—	—	(700)
Net change in unrealized appreciation (depreciation)	70,310	82,414	94,305	1,583	59,223	3,432	—	2,480	—	—	313,747
Net increase (decrease) in net assets resulting from operations	72,141	84,801	98,986	1,657	62,189	3,544	—	3,013	—	—	326,331
Accrued shareholder servicing fees and distribution fees	—	(71,594)	(1,554)	(41)	—	(620)	—	—	—	—	(73,809)
Balance at September 30, 2025	$1,489,771	$1,505,544	$1,330,359	$24,061	$881,386	$62,473	$1	$37,208	$1	$1	$5,330,805

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2024	$69,772	$76,499	$1,199,492	$20,253	$796,428	$10,726	$—	$1	$1,498	$1	$1	$2,174,671
Consideration from the issuance of shares	169,846	211,164	(1)	—	—	10,963	—	—	72	—	—	392,044
Repurchases of shares	—	—	(1,033)	—	(27)	—	—	—	—	—	—	(1,060)
Reinvestment of distributions	496	558	8,484	201	5,995	103	—	—	1	—	—	15,838
Transfers in	38	—	—	—	1,141	—	—	—	—	—	—	1,179
Transfers out	—	—	(1,179)	—	—	—	—	—	—	—	—	(1,179)
Accrued shareholder servicing fees and distribution fees	—	(14,564)	(2,566)	(14)	—	(226)	—	—	—	—	—	(17,370)
Distributions declared	(2,596)	(2,542)	(11,231)	(214)	(8,767)	(224)	—	—	(17)	—	—	(25,591)
Early repurchase fee	4	5	27	—	17	—	—	—	—	—	—	53
Net investment income (loss)	(162)	(223)	(2,349)	(38)	(1,471)	(19)	—	—	6	—	—	(4,256)
Net realized gain (loss)	(5,783)	(7,071)	(31,163)	(506)	(19,519)	(530)	—	—	(38)	—	—	(64,610)
Net change in unrealized appreciation (depreciation)	12,833	16,022	82,847	1,344	51,836	1,191	—	—	101	—	—	166,174
Balance at September 30, 2024	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$—	$1	$1,623	$1	$1	$2,635,893

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2023	$3,552	$—	$706,586	$9,328	$449,523	$11	$—	$1	$1,369	$1	$1	$1,170,372
Consideration from the issuance of shares	220,714	290,362	496,346	10,097	338,837	21,882	2,557	—	162	—	—	1,380,957
Repurchases of shares	—	—	(2,278)	—	(813)	—	—	—	—	—	—	(3,091)
Reinvestment of distributions	498	558	18,845	392	13,516	103	6	—	2	—	—	33,920
Transfers in	18,823	2,568	—	527	8,655	—	—	—	—	—	—	30,573
Transfers out	(3,552)	—	(5,725)	—	(18,728)	—	(2,568)	—	—	—	—	(30,573)
Accrued shareholder servicing fees and distribution fees	—	(20,049)	(35,834)	(225)	—	(441)	(1)	—	—	—	—	(56,550)
Distributions declared	(3,334)	(3,232)	(30,233)	(542)	(23,577)	(333)	(6)	—	(46)	—	—	(61,303)
Early repurchase fee	5	5	84	1	53	—	—	—	—	—	—	148
Net investment income (loss)	(261)	(350)	(3,239)	(58)	(2,037)	(36)	—	—	13	—	—	(5,968)
Net realized gain (loss)	(5,819)	(7,110)	(32,301)	(524)	(20,229)	(535)	—	—	(39)	—	—	(66,557)
Net change in unrealized appreciation (depreciation)	13,822	17,096	129,077	2,030	80,433	1,333	12	—	162	—	—	243,965
Balance at September 30, 2024	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$—	$1	$1,623	$1	$1	$2,635,893

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net increase in net assets from operations	$326,331	$171,440
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of directors' fees and expenses	188	137
Class F Shares issued as payment of performance participation allocation	157	25
Deferred financing costs amortization	4,744	1,146
Deferred offering costs amortization	—	825
Acquisition of Infrastructure Assets	(1,594,031)	(1,290,124)
Proceeds from return of capital on Infrastructure Assets	—	2,353
Net change in unrealized (appreciation) depreciation on investments	(235,855)	(157,960)
Net change in unrealized (appreciation) depreciation on foreign currency	(18)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(326,774)	(73,768)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	245,502	(13,625)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	3,386	(100)
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	1,786	—
(Increase) Decrease in due from Manager and affiliates	(11,702)	16,549
(Increase) Decrease in dividends receivable	(1,507)	(115)
Increase (Decrease) in management fee payable	3,570	—
Increase (Decrease) in accrued performance participation allocation	47,866	24,703
Increase (Decrease) in directors' fees and expenses payable	18	(1)
Increase (Decrease) in payable for settlement of foreign currency forward contracts	—	65,310
Increase (Decrease) in other accrued expenses and liabilities	2,654	3,212
Increase (Decrease) in deferred tax liabilities	3,117	1,457
Increase (Decrease) in due to Manager and affiliates	1,594	(15,037)
Increase (Decrease) in organization costs payable	—	(48)
Increase (Decrease) in offering costs payable	—	(8)
Net cash used in operating activities	(1,528,974)	(1,263,629)
Financing activities
Proceeds from issuance of shares	2,026,926	1,380,795
Proceeds from credit facility	—	150,000
Repayment of credit facility	—	(150,000)
Repayment of line of credit	(229,128)	(70,000)
Payment of deferred financing costs	(13,533)	(8,280)
Payment on repurchases of shares, net of early repurchase fee	(21,391)	(2,943)
Payment of shareholder servicing fees and distribution fees	(14,511)	(4,959)
Payment for offering costs	—	(1,974)
Distributions	(29,160)	(11,273)
Net cash provided by financing activities	1,719,203	1,281,366
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	4	—
Net increase in cash and cash equivalents and foreign currencies at fair value	190,233	17,737
Cash and cash equivalents and foreign currencies at fair value, beginning of period	342,547	278,417
Cash and cash equivalents and foreign currencies at fair value, end of period	$532,780	$296,154
Supplemental disclosure of cash flow information
Reinvestment of distributions	$82,759	$33,920

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Nine Months Ended September 30,
Change in shareholder servicing fees and distribution fees payable	73,809	56,550
Cash paid for interest	1,720	666
Change in deferred financing costs payable	376	2,239
Change in payable for investments acquired	14	4,430
Proceeds from credit facility	—	319,128
Change in subscriptions receivable	(74)	—

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 6.7%
Other Infrastructure Assets (2)		Data Centers	(4)	Level III	Various	N/A	N/A	$358,757	6.7%
Energy & Utilities - 11.8%
Smart Metering Systems Limited (3)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	GBP	N/A	N/A	353,816	6.6%
Other Infrastructure Assets (2)		Energy & Utilities	(5)	Level III	Various	N/A	N/A	275,987	5.2%
Fiber - 14.4%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	EUR	N/A	N/A	586,783	11.0%
Other Infrastructure Assets (2)		Fiber	North America	Level III	USD	N/A	N/A	183,779	3.4%
Industrial Infrastructure - 7.3%
Refresco Group B.V.		Industrial Infrastructure	Europe	Level III	EUR	N/A	N/A	390,526	7.3%
Midstream Infrastructure - 7.4%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	Various	N/A	N/A	215,431	4.0%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(8)	USD	N/A	N/A	181,317	3.4%
Other Infrastructure - 3.1%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	Various	N/A	N/A	166,123	3.1%
Renewables - 15.8%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	EUR	N/A	N/A	378,054	7.1%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Renewables	North America	Level III	USD	N/A	N/A	272,250	5.1%
Other Infrastructure Assets (2)		Renewables	Europe	Level III	EUR	N/A	N/A	193,291	3.6%
Social Infrastructure - 10.5%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	521,309	9.8%
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	35,935	0.7%
Telecom Towers - 11.9%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	EUR	N/A	N/A	634,630	11.9%
Transportation - 8.3%
CapeOmega OS	Equity Interest Held Through KKR Buoy Aggregator L.P.	Transportation	Europe	Level III	USD	N/A	N/A	350,126	6.6%
Other Infrastructure Assets (2)		Transportation	(7)	Level III	Various	N/A	N/A	90,432	1.7%
Total Infrastructure Assets Investments (cost of $4,393,960)								$5,188,546	97.2%

Foreign Currency Forward Contracts
Barclays Bank	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	$(9)	—%
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	172,500	(8,597)	(0.2)%
Barclays Bank	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	116,640	(1)	—%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	77,500	(1,459)	—%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	56,800	(4,484)	(0.1)%
Barclays Bank	Buy SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	34,850	—	—%
Barclays Bank	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	17,660	(48)	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	23,300	(526)	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	11,550	108	—%
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	104	—%
Barclays Bank	Buy CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	4,000	—	—%
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	172,500	(41)	—%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	116,640	(37)	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	34,850	(6)	—%
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	4,000	—	—%
Goldman, Sachs & Co.	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	506,150	(26)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	456,500	(21,960)	(0.4)%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	2,182	—%
Goldman, Sachs & Co.	Buy CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	82,430	(4)	—%
Goldman, Sachs & Co.	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	37,618	—	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	(2,082)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,790	(524)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(2,600)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	204	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Goldman, Sachs & Co.	Buy SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	21,100	—	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	9,828	(610)	—%
Goldman, Sachs & Co.	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	5,300	37	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	506,150	(112)	—%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	82,430	(8)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	37,618	(11)	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	21,100	(4)	—%
Macquarie Capital	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	265,920	(2)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	195,000	(3,488)	(0.1)%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	47,300	(788)	—%
Macquarie Capital	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	29,250	(2)	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	27,000	(908)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(1,886)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,620	94	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(271)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(200)	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	265,920	(80)	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	29,250	(6)	—%
Nomura	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	828,770	(43)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	410,000	(20,486)	(0.4)%
Nomura	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	129,508	(1)	—%
Nomura	Buy CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	136,500	(7)	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	91,000	2,375	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	80,610	(1,767)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	74,500	(1,375)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	52,900	282	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	51,850	(638)	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	October 7, 2025	45,500	165	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	42,000	(4,865)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	40,200	(4,193)	(0.1)%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	39,800	(3,604)	(0.1)%
Nomura	Buy SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	46,250	—	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	32,450	(2,086)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	22,500	(2,602)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	19,300	113	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	18,000	(1,886)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	15,900	(1,981)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	15,100	44	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	13,200	(309)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	10,100	(168)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	8,620	(152)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	8,300	(896)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	6,450	(65)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	6,300	(147)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	5,700	87	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	5,500	(122)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	5,250	81	—%
Nomura	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,200	(1)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	4,460	(457)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	4,200	44	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,100	(246)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	3,000	(220)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,400	(56)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	2,250	(271)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	2,000	(199)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	1,980	21	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	808	11	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	828,770	(117)	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	136,500	(8)	—%
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	129,508	(29)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	123,700	(728)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	46,250	(6)	—%
Royal Bank of Canada	Buy EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	226,021	(12)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	130,100	(6,396)	(0.1)%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	October 7, 2025	95,921	(11,559)	(0.2)%
Royal Bank of Canada	Buy GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	—	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	35,400	(1,239)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	October 7, 2025	27,400	(494)	—%
Royal Bank of Canada	Buy AUD/USD	N/A	N/A	Level II	AUD	October 7, 2025	35,400	1	—%
Royal Bank of Canada	Buy SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	24,500	—	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	10,800	7	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	9,000	(197)	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	October 7, 2025	4,700	(47)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	226,021	(48)	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	35,400	(6)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	27,400	(8)	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	24,500	(4)	—%
Total Foreign Currency Forward Contracts								$(114,561)	(1.8)%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$531,928	10.0%
Total Investments in Money Market Funds (cost of $531,928)								$531,928	10.0%

Total Investments and Cash Equivalents (cost of $4,925,888)								$5,605,913	105.4%

(1) As of September 30, 2025, approximately 22.3%, 18.2%, 53.9% and 2.8% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific, were

$1,102,233, $781,524, $2,408,902 and $101,301, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,188,598, $971,413, $2,876,841 and $151,694, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

(4) 65.1% of fair value shown is domiciled in North America and 34.9% in Asia Pacific.

(5) 82.0% of fair value shown is domiciled in Europe and 18.0% in North America.

(6) 70.6% of fair value shown is domiciled in Europe, 2.0% in North America and 27.4% in United Kingdom.

(7) 54.2% of fair value shown is domiciled in North America, 29.4% in Asia Pacific and 16.3% in United Kingdom.

(8) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”).

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no significant updates to the Company’s significant accounting policies.

Reclassifications

During the three and nine months ended September 30, 2025, the Company reclassified $1,592 and $6,078 for the three and nine months ended September 30, 2024 out of General and administration expense and into Professional fees on the Consolidated Statements of Operations to conform to current period presentation, respectively. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

During the three and nine months ended September 30, 2025, the Company reclassified $1,636 out of Other accrued expenses and liabilities and into Deferred tax liabilities on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and also reclassified $1,457 out of Increase (Decrease) in other accrued expenses and liabilities and into Increase (Decrease) in deferred tax liabilities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 to conform to current period presentations. These reclassifications had no impact on Net increase (decrease) in net assets resulting from operations or Net cash used in operating activities, respectively.

As of September 30, 2025, the Company refined their categorization of investments in Infrastructure Assets by industry and geography and accordingly reclassified the prior year presentation for consistency in the Consolidated Schedules of Investments. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

Future application of accounting standards

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and disclosures.

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

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and nine months ended September 30, 2025 and 2024 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$11,123,556	$2,821,815	$24,250,483	$7,771,693
Expenses	10,944,728	2,704,652	24,357,990	7,622,928
Income before taxes	178,828	117,163	(107,507)	148,765
Income tax expense (benefit)	(46,028)	56,217	(18,412)	(27,149)
Consolidated net income (loss)	224,856	60,946	(89,095)	175,914
Net income (loss) attributable to non-controlling interests	(28,259)	(7,171)	(5,505)	(20,094)
Net income (loss)	$253,115	$68,117	$(83,590)	$196,008

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2025, according to the fair value hierarchy:

	September 30, 2025
Investments	Level I	Level II	Level III	Investment Measured at Net Asset Value (1)	Fair Value
Infrastructure Assets	$—	$—	$5,007,229	$181,317	$5,188,546
Unrealized appreciation on foreign currency forward contracts	—	5,960	—	—	5,960
Unrealized depreciation on foreign currency forward contracts	—	(120,521)	—	—	(120,521)
Investments in Money Market Funds	531,928	—	—	—	531,928
Total	$531,928	$(114,561)	$5,007,229	$181,317	$5,605,913

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2025:

Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2025
Infrastructure Assets	$2,943,129	$1,507,031	$230,295	$326,774	$5,007,229
Total	$2,943,129	$1,507,031	$230,295	$326,774	$5,007,229

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2025 attributable to Level III investments and foreign currency translation still held at September 30, 2025 was $230,295 and $326,774, respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2024:

Investments	Balance as of December 31, 2023	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2024
Infrastructure Assets	$983,552	$1,568,685	$(2,353)	$157,960	$73,768	$2,781,612
Total	$983,552	$1,568,685	$(2,353)	$157,960	$73,768	$2,781,612

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2024 attributable to Level III investments and foreign currency translation still held at September 30, 2024 was $157,960 and $73,768, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of September 30, 2025 and December 31, 2024:

					As of September 30, 2025		As of December 31, 2024
Level III Assets	Fair Value September 30, 2025	Fair Value December 31, 2024	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$5,007,229	$2,943,129	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 10.0%	6.4%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.9%	0.0% - 25.0%	1.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	90.4%	0.0% - 100.0%	87.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	7.7%	0.0% - 100.0%	11.1%	0.0% - 100.0%	(6)

			Market Comparables	Enterprise Value / Forward EBITDA Multiple	17.2x	11.4x - 21.0x	11.6x	11.6x - 11.6x	Increase

			Discounted Cash Flow	Weighted Average Cost of Capital	10.8%	6.7% - 21.2%	9.7%	6.4% - 15.2%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	13.8x	3.9x - 22.8x	14.4x	7.0x - 24.0x	Increase

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

For the three and nine months ended September 30, 2025, the Manager earned $15,078 and $37,697 in gross Management Fees, respectively. For the three and nine months ended September 30, 2024, the Manager earned $6,834 and $15,861 in gross Management Fees, respectively.

For the three and nine months ended September 30, 2025, the Company offset Management Fees and certain operating expenses of $11,751 and $35,228, respectively. For the three and nine months ended September 30, 2024, the Company offset Management Fees and certain operating expenses of $6,834 and $17,251, respectively.

As of September 30, 2025 and December 31, 2024, there were unapplied credits of $5,736 and $19,797, respectively, to be carried forward that relate to Other Fees earned.

As of September 30, 2025, the Company owed $3,570 to the Manager for Management Fees, which are included in Management Fee payable on the Statement of Assets and Liabilities. As of December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR revised this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception to-date basis. Additionally, effective January 1, 2026, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

A Performance Participation Allocation accrual of $54,508 and $6,642 was recorded as of September 30, 2025 and December 31, 2024 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $17,383 and $48,023 Performance Participation Allocation for the three and nine months ended September 30, 2025, respectively. The Consolidated Statements of Operations reflects a $13,991 and $24,728 Performance Participation Allocation for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, the Company issued approximately 3,490 and 5,128 Class F Shares to KKR, respectively, totaling $108 and $158 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company issued approximately 339 and 873 Class F Shares to KKR, respectively, totaling $10 and $25 in satisfaction of the Performance Participation Allocation resulting from repurchases of Investor Shares by the Company during both the three and nine months ended September 30, 2024, respectively.

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

During the three and nine months ended September 30, 2025, the Company paid ongoing distribution and servicing fees of $10 and $33, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of September 30, 2025 and December 31, 2024, the Company has accrued $176,977 and $117,679, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares, and Class R-D Shares sold.

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

For the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,046 and $9,512 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement, respectively. For the three and nine months ended September 30, 2024, the Manager recouped expenses of $776 and $816 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement, respectively.

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period, respectively. For both the three and nine months ended September 30, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of September 30, 2025, the Company has recorded $12,331 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

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

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
March 31, 2023	$—	March 31, 2026
June 30, 2023	—	June 30, 2026
September 30, 2023	2,208	September 30, 2026
December 31, 2023	2,474	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
Total	$7,059

As of September 30, 2025 and December 31, 2024, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

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

As of September 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of September 30, 2025.

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

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Related Parties

During the three and nine months ended September 30, 2025, the Company purchased interests in Infrastructure Assets from investment vehicles and proprietary investment vehicles managed by an affiliate of the Manager for $373,014 and recorded unrealized appreciation of $32,322 in connection with the Infrastructure Assets acquired.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the nine months ended September 30, 2025, the Company purchased an interest in an Infrastructure Asset for $180,000 from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship infrastructure vehicle as part of a sale and purchase between successive fund vintages.

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Non-Affiliates

During the three and nine months ended September 30, 2025, the Company purchased interests in Infrastructure Assets from non-affiliated investment vehicles for $20,649 and recorded unrealized appreciation of $1,571 in connection with the Infrastructure Assets acquired.

6.Shareholders’ Equity

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2025:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
Class I Shares	36,023,263	13,941,363	(21,872)	257,974	140,114	(924)	50,339,918
Class S Shares	42,969,198	11,007,478	(48,441)	293,229	925	(30,507)	54,191,882
Class U Shares	47,428,925	—	(155,622)	310,950	4,234	(77,532)	47,510,955
Class R-D Shares	779,517	—	—	7,665	40,733	—	827,915
Class R Shares	29,760,671	—	(173,676)	227,421	25,209	(4,225)	29,835,400
Class D Shares	1,810,834	427,348	(2,576)	14,404	—	(98,131)	2,151,879
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,197,699	5,539	—	45	—	—	1,203,283
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	159,970,227	25,381,728	(402,187)	1,111,688	211,215	(211,319)	186,061,352

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
Class I Shares	16,112,717	33,454,044	(46,483)	557,190	276,801	(14,351)	50,339,918
Class S Shares	18,479,917	35,238,491	(78,318)	641,326	14,353	(103,887)	54,191,882
Class U Shares	47,010,082	—	(319,622)	927,822	8,106	(115,433)	47,510,955
Class R-D Shares	765,609	—	(1,285)	22,858	40,733	—	827,915
Class R Shares	29,417,967	—	(316,804)	681,195	61,135	(8,093)	29,835,400
Class D Shares	1,107,237	1,172,071	(2,576)	34,684	—	(159,537)	2,151,879
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	11,392	—	122	—	—	1,203,283
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	69,875,998	(765,088)	2,865,197	401,128	(401,301)	186,061,352

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2024:

	Shares Outstanding as of June 30, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2024
Class I Shares	2,537,525	6,095,191	—	18,030	1,368	—	8,652,114
Class S Shares	2,977,216	7,590,155	—	20,275	—	—	10,587,646
Class U Shares	46,526,340	—	(37,579)	308,755	—	(42,536)	46,754,980
Class R-D Shares	750,832	—	—	7,324	—	—	758,156
Class R Shares	28,963,732	—	(1,000)	218,030	41,052	—	29,221,814
Class D Shares	397,968	391,885	—	3,765	—	—	793,618
Class R-S Shares	—	—	—	—	—	—	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	53,127	2,555	—	27	—	—	55,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	82,206,860	14,079,786	(38,579)	576,206	42,420	(42,536)	96,824,157

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2024
Class I Shares	131,691	7,946,023	—	18,109	687,982	(131,691)	8,652,114
Class S Shares	—	10,473,522	—	20,275	93,849	—	10,587,646
Class U Shares	28,088,229	18,267,917	(83,433)	691,329	—	(209,062)	46,754,980
Class R-D Shares	353,076	371,276	—	14,404	19,400	—	758,156
Class R Shares	16,671,146	12,451,967	(30,001)	495,583	317,621	(684,502)	29,221,814
Class D Shares	380	789,466	—	3,772	—	—	793,618
Class R-S Shares	—	93,561	—	220	—	(93,781)	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	5,815	—	64	—	—	55,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	50,399,547	(113,434)	1,243,756	1,118,852	(1,119,036)	96,824,157

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

The following table summarizes the Shares repurchased during the three and nine months ended September 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Shares repurchased on August 5, 2025:
Class R Shares	$29.26	173,676	5,082	112	4,970
Class U Shares	$29.24	155,622	4,550	101	4,449
Class S Shares	$29.29	48,441	1,419	63	1,356
Class I Shares	$29.26	19,916	583	29	554
Class D Shares	$29.25	2,576	75	—	75
Shares repurchased on September 25, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class I Shares	$29.55	1,956	58	—	58
Total		765,088	$22,168	$777	$21,391

The following table summarizes the Shares repurchased during the three and nine months ended September 30, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	260	13	247
Shares repurchased on May 6, 2024:
Class U Shares	$27.17	41,794	1,136	51	1,085
Class R Shares	$27.19	19,357	526	26	500
Shares repurchased on August 5, 2024:
Class U Shares	$27.48	37,579	1,033	52	981
Class R Shares	$27.50	1,000	27	1	26
Total		113,434	$3,091	$148	$2,943

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

On June 16, 2025, the Borrowers entered into the First Amendment (the “First Amendment”) to the Credit Agreement. Pursuant to the First Amendment, certain indirect subsidiaries of the Company were added as borrowers and the uncommitted accordion feature was increased by $1,000,000 to allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate, guaranteed by certain of the Company’s subsidiaries pursuant to the Credit Agreement. In addition, pursuant to the First Amendment, the maturity date of the Credit Agreement was extended from April 2, 2027 to April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. On June 13, 2025, the Company remitted $550 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Amendment.

On July 24, 2025, the Borrowers entered into a fourth lender joinder agreement (the “Fourth Joinder”) to the Credit Agreement. Pursuant to the Fourth Joinder, the credit available to the Borrowers was increased by $200,000 to an aggregate principal amount of $750,000. On July 24, 2025, the Company remitted $1,000 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Fourth Joinder.

On August 1, 2025, the Borrowers entered into a fifth lender joinder agreement (the “Fifth Joinder”, together with the First Joinder, the Second Joinder, the Third Joinder, the Fourth Joinder and the First Amendment, the “Credit Agreement Amendments”) to the Credit Agreement. Pursuant to the Fifth Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $900,000. On August 1, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Fifth Joinder.

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

The Company incurred $26,825 of costs associated with entry into the Credit Agreement and Credit Agreement Amendments, $7,404 and $13,909 of which was incurred during the three and nine months ended September 30, 2025, respectively. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, total remaining unamortized deferred financing costs for the Credit Agreement was $19,762 and $10,597, respectively.

As of September 30, 2025 and December 31, 2024, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of September 30, 2025 and December 31, 2024.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for each of the three and nine months ended September 30, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	$0.3100	$0.2476	$0.2477	$0.2916	$0.3100	$0.2916	$0.3100	$0.3100
September 30, 2025	$0.3100	$0.2466	$0.2467	$0.2914	$0.3100	$0.2914	$0.3100	$0.3100
Total	$0.9300	$0.7423	$0.7426	$0.8748	$0.9300	$0.8748	$0.9300	$0.9300

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2025, June 30, 2025 and September 30, 2025, with payment on April 25, 2025, July 25, 2025 and October 27, 2025, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies
Litigation

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

As of September 30, 2025 and December 31, 2024, KKR had unfunded commitments consisting of $163,189 and $270,356, respectively, related to its investment in Infrastructure Assets.
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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2025 through September 30, 2025:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.05	1.89	—	—	—	0.42	—	—	—	—
Repurchases of shares	—	—	(0.01)	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.04	0.03	0.02	—	0.01	—	—	—	—
Transfers in	—	—	—	0.03	—	—	—	—	—	—
Transfers out	—	(0.01)	—	—	—	(0.06)	—	—	—	—
Early repurchase fee (2)	0.01	0.01	0.01	0.01	0.01	0.01	—	0.01	—	—
Distributions declared (3)	(0.93)	(0.74)	(0.74)	(0.87)	(0.93)	(0.87)	(0.93)	(0.93)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.87)	1.19	(0.71)	(0.81)	(0.92)	(0.49)	(0.93)	(0.92)	—	—
Net investment (loss) income (2)	0.06	0.07	0.10	0.10	0.10	0.07	0.45	0.45	0.48	0.48
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	2.02	1.83	1.97	1.97	1.99	2.01	2.13	2.06	2.23	2.24
Net increase (decrease) in net assets resulting from operations	2.08	1.90	2.07	2.07	2.09	2.08	2.58	2.51	2.71	2.72
Accrued shareholder servicing fees and distribution fees (2)	—	(1.82)	(0.03)	(0.05)	—	(0.37)	—	—	—	—
Net asset value per share at the end of period (September 30, 2025)	$29.59	$27.78	$28.00	$29.06	$29.54	$29.03	$30.98	$30.92	$33.78	$33.78
Weighted average shares outstanding at end of period (September 30, 2025)	33,310,762	39,377,061	47,441,066	793,771	29,748,953	1,659,279	40	1,197,320	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.49%	0.51%	0.48%	0.46%	0.45%	0.49%	0.39%	0.39%	0.39%	0.39%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.22%	0.23%	0.22%	0.22%	0.21%	0.22%	0.21%	0.21%	0.21%	0.21%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.71%	0.74%	0.70%	0.68%	0.66%	0.71%	0.60%	0.60%	0.60%	0.60%
Performance Participation Allocation (6)	1.09%	1.17%	1.14%	1.10%	1.08%	1.13%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	1.80%	1.91%	1.84%	1.78%	1.74%	1.84%	0.60%	0.60%	0.60%	0.60%

Net investment income (loss) (6)	0.21%	0.24%	0.37%	0.34%	0.36%	0.25%	1.49%	1.49%	1.49%	1.49%
Total GAAP return attributed to Shares based on net asset value (10)	7.54%	7.58%	7.76%	7.47%	7.40%	7.52%	8.80%	8.59%	8.72%	8.76%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2024 through September 30, 2024:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2024)	$26.96	$—	$25.16	$26.41	$26.96	$26.61	$27.47	$27.49	$27.94	$27.94
Consideration from the issuance of shares	(0.02)	3.70	0.82	0.33	—	0.81	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	0.03	0.01	—	0.01	—	—	—	—
Transfers in	—	27.36	—	0.02	—	—	—	—	—	—
Transfers out	—	—	(0.01)	—	—	—	—	—	—	—
Accrued shareholder servicing fees and distribution fees (2)	—	(3.68)	(0.86)	(0.35)	—	(1.79)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.87)	(0.47)	(0.69)	(0.82)	(0.87)	(0.82)	(0.87)	(0.87)	—	—
Net investment (loss) income (2)	(0.10)	(0.06)	(0.08)	(0.09)	(0.08)	(0.15)	0.23	0.25	0.23	0.23
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	2.28	(0.43)	2.18	2.22	2.24	3.03	2.31	2.27	2.38	2.38
Net increase (decrease) in net assets attributed to shareholders	$1.29	$(0.93)	$1.39	$1.32	$1.29	$1.09	$1.67	$1.65	$2.61	$2.61
Net asset value per share at the end of period (September 30, 2024)	$28.25	$26.43	$26.55	$27.73	$28.25	$27.70	$29.14	$29.14	$30.55	$30.55
Net assets at end of period (September 30, 2024)	$244,448	$279,848	$1,241,328	$21,026	$825,633	$21,984	$1	$1,623	$1	$1
Shares outstanding at end of period (September 30, 2024)	8,652,114	10,587,646	46,754,980	758,156	29,221,814	793,618	40	55,709	40	40
Weighted average shares outstanding at end of period (September 30, 2024)	2,491,724	5,444,788	41,896,181	636,275	25,947,611	245,788	40	53,164	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to average net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.58%	0.35%	0.54%	0.52%	0.51%	0.62%	0.51%	0.51%	0.51%	0.51%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	2.11%	1.26%	1.88%	1.83%	1.77%	2.17%	0.63%	0.62%	0.62%	0.62%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	2.18%	1.31%	1.79%	1.76%	1.69%	2.25%	0.51%	0.51%	0.51%	0.51%

Operating expenses after Performance Participation Allocation (6) (8)	2.18%	1.31%	1.79%	1.76%	1.69%	2.25%	0.51%	0.51%	0.51%	0.51%
Net investment income (loss) (6)	(0.37)%	(0.24)%	(0.30)%	(0.33)%	(0.29)%	(0.53)%	0.89%	0.89%	0.89%	0.89%
Total return attributed to Shares based on net asset value (10)	8.01%	(1.68)%	8.27%	8.10%	8.01%	7.18%	9.25%	9.17%	9.34%	9.34%

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

For the three and nine months ended September 30, 2025, the effective tax rates were —% and 1.0%, respectively. For the three and nine months ended September 30, 2024, the effective tax rates were 0.6% and 0.9%, respectively. For each of the three and nine months ended September 30, 2025 and 2024, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.

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

13.Subsequent Events
Unregistered Sales of Equity Securities

On October 1, 2025, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 21, 2025) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	5,003,603	$148,252
Class S Shares	4,674,147	138,589
Class D Shares	137,100	4,060
Total		$290,901

Performance Participation Allocation

On October 1, 2025, the Company issued 1,757,388 Class F Shares to KKR (with the final number of shares determined on October 21, 2025) in satisfaction of the Performance Participation Allocation accrual of $54,508 due to KKR as of September 30, 2025.

Management Fee

On October 1, 2025, the Company issued 115,100 Class F Shares to the Manager (with the final number of shares determined on October 21, 2025), which represents payment in satisfaction of a Management Fee of $3,570 for services rendered by the Manager in the three months ended September 30, 2025, in accordance with the terms of the Management Agreement.

Distribution Reinvestment Plan

On October 27, 2025, pursuant to the DRIP, the Company issued approximately 352,720 Class I Shares, approximately 367,301 Class S Shares, approximately 306,777 Class U Shares, approximately 8,032 Class R-D Shares, approximately 224,881 Class R Shares, approximately 17,584 Class D Shares and approximately 49 Class F Shares, for aggregate consideration of $37,850 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on November 5, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$29.61	388,840	$11,513	$100	$11,413
Class R Shares	$29.63	246,348	7,300	44	7,256
Class S Shares	$29.65	63,276	1,876	92	1,784
Class I Shares	$29.63	60,909	1,805	35	1,770
Class R-D Shares	$29.61	428	13	—	13
Total		759,801	$22,507	$271	$22,236

Revolving Credit Facility Upsize

On November 13, 2025, the Borrowers entered into a lender joinder agreement (the “Sixth Joinder”) to the Credit Agreement. Pursuant to the Sixth Joinder, the credit available to the Borrowers was increased by $350,000 to an aggregate principal amount of $1,250,000. On November 13, 2025, the Company remitted $1,750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Sixth Joinder.

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

We expect that, in the ordinary course, our acquisitions of Infrastructure Assets, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. In addition to the target of 15% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions) or where the Company may, directly or through its Join Ventures, direct the appointment of at least one member of the Infrastructure Asset’s board of directors).

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
Recent Developments

Infrastructure Assets Activities

During the nine months ended September 30, 2025, the Company acquired certain indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
AEP Transmission	Network of high voltage power lines and substations that transport electricity across Ohio, Indiana and Michigan
CapeOmega AS	Maritime transportation platform that co-owns a fleet of liquified natural gas (“LNG”) carrier vessels
Cyrusone Holdco LLC	Data center platform with a footprint across North America, Europe, and Asia
Dawsongroup plc	Full-service lessor of commercial vehicles and refrigerated storage units based in the United Kingdom
Enilive	Global biofuel producers and distributors based in Europe

Metronet Systems Holdings	Fiber-optic internet network reaching United States households across multiple states
Queensland Airports Limited	Portfolio of airports serving the Gold Coast and other parts of north-east Australia

During the nine months ended September 30, 2025, the Company acquired incremental indirect interests in Avantus LLC, Encavis AG, Greenvolt Energias Renovaveis SA, Nxera MY Pte Ltd., Refresco Group B.V., Sempra Infrastructure LLC, STT GD Pte Ltd, Vantage Towers AG and Zenobe Energy Ltd as well as indirect interests in Salisbury Topco Limited and SMA Topco Limited for $624,540 in the aggregate.

As of September 30, 2025, the Company’s Infrastructure Assets were comprised of many underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of September 30, 2025, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

As of September 30, 2025, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries
Telecom Italia NetCo	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom
CapeOmega AS	Maritime transportation platform that co-owns a fleet of liquified natural gas (“LNG”) carrier vessels
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States
Cyrusone Holdco LLC	Data center platform with a footprint across North America, Europe, and Asia
Albioma SA	Power company with numerous plants producing electricity primarily in the French Overseas Territories

(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of September 30, 2025.

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

Revolving Credit Facility Upsize

On July 24, 2025, certain indirect subsidiaries of the Company (the “Borrowers”) entered into a Fourth Joinder (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q) to the Credit Agreement. Pursuant to the Fourth Joinder, the credit available to the Borrowers was increased by $200,000 to an aggregate principal amount of $750,000.

On August 1, 2025, the Borrowers entered into a Fifth Joinder (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q) to the Credit Agreement. Pursuant to the Fifth Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $900,000.

On November 13, 2025, the Borrowers entered into a Sixth Joinder (as defined in “Note 13. Subsequent Events” to our consolidated financial statements in this Quarterly Report on Form 10-Q) to the Credit Agreement. Pursuant to the Sixth Joinder, the credit available to the Borrowers was increased by $350,000 to an aggregate principal amount of $1,250,000.

Except as described above, the material terms of the Credit Agreement remain unchanged. See “Note 7. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Results of Operations
We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the three and nine months ended September 30, 2025 is as follows:

Operating Results Highlights

During the three and nine months ended September 30, 2025, we raised aggregate subscription proceeds of $746,088 and $2,027,000 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class R-S Shares (2)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended September 30, 2025	2.31%	2.09%	2.11%	2.26%	2.33%	2.25%	—%
Nine months ended September 30, 2025	7.77%	7.09%	7.11%	7.58%	7.80%	7.57%	—%
Inception to date annualized September 30, 2025	10.19%	9.68%	10.98%	10.39%	11.93%	9.89%	Not applicable

(1) “Three months ended” and “Nine months ended”, for a given share class, mean total return for the respective calendar period. “Inception to date annualized”, for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and nine months ended September 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Investment income
Dividend and other income	$22,553	$14,708	$7,845	$91,646	$29,262	$62,384
Total investment income	22,553	14,708	7,845	91,646	29,262	62,384

Operating expenses
Performance participation allocation	17,383	13,991	3,392	48,023	24,728	23,295
Management fee expense	15,078	6,834	8,244	37,697	15,861	21,836
General and administration expenses	2,187	1,581	606	6,171	4,184	1,987
Professional fees	1,693	1,592	101	4,844	6,078	(1,234)
Interest expense	2,992	909	2,083	6,986	1,997	4,989
Directors' fees and expenses	115	115	—	357	369	(12)
Deferred offering costs amortization	—	—	—	—	825	(825)
Total operating expenses	39,448	25,022	14,426	104,078	54,042	50,036
Less: Expenses reimbursed by Manager	—	—	—	—	(2,377)	2,377
Add: Expenses recouped by Manager	4,046	776	3,270	9,512	816	8,696
Less: Management fee and expense credits	(11,751)	(6,834)	(4,917)	(35,228)	(17,251)	(17,977)
Net operating expenses	31,743	18,964	12,779	78,362	35,230	43,132
Net investment income (loss) before income taxes	(9,190)	(4,256)	(4,934)	13,284	(5,968)	19,252
Net investment income (loss)	(9,190)	(4,256)	(4,934)	13,284	(5,968)	19,252

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(806)	729	(1,535)	(286)	(955)	669
Foreign currency forward contracts	—	(65,339)	65,339	(414)	(65,602)	65,188
Total net realized gain (loss)	(806)	(64,610)	63,804	(700)	(66,557)	65,857

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	119,431	80,972	38,459	235,855	157,960	77,895
Foreign currency	2	104	(102)	18	104	(86)
Foreign currency translation	(10,549)	92,471	(103,020)	326,774	73,768	253,006
Foreign currency forward contracts	23,871	(6,809)	30,680	(245,502)	13,625	(259,127)
Total net change in unrealized appreciation (depreciation) before income taxes	132,755	166,738	(33,983)	317,145	245,457	71,688
Provision for (benefit from) income taxes	14	564	(550)	3,398	1,492	1,906
Total net change in unrealized appreciation (depreciation) after income taxes	132,741	166,174	(33,433)	313,747	243,965	69,782

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

Net increase in net assets resulting from operations	$122,745	$97,308	$25,437	$326,331	$171,440	$154,891

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

Dividend and other income increased $7,845 and $62,384 for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively.

Expenses

Total operating expenses increased $14,426 and $50,036 for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,046 and $9,512 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. For the three and nine months ended September 30, 2024, respectively, the Manager recouped expenses of $776 and $816 incurred by the Company, pursuant to the Expense Limitation and Reimbursement Agreement.

For the nine months ended September 30, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three years period. For the three months ended September 30, 2024, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement. For both the three and nine months ended September 30, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

The Performance Participation Allocation (as defined below) increased $3,392 and $23,295 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Company accrued $17,383 and $48,023 of a Performance Participation Allocation, respectively. For the three and nine months ended September 30, 2024, the Company accrued $13,991 and $24,728 of a Performance Participation Allocation, respectively.

For the three and nine months ended September 30, 2025, the Manager earned $15,078 and $37,697 in gross Management Fees (as defined below), respectively. For the three and nine months ended September 30, 2024, the Manager earned $6,834 and $15,861 in gross Management Fees, respectively. For the three and nine months ended September 30, 2025, the Company offset Management Fees and certain operating expenses of $11,751 and $35,228, respectively. For the three and nine months ended September 30, 2024, the Company offset Management Fees and certain expenses of $6,834 and $17,251, respectively

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment income (loss) increased (decreased) $(4,934) and $19,252 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, net investment income (loss) was $(9,190) and $13,284, respectively. For the three and nine months ended September 30, 2024, net investment income (loss) was $(4,256) and $(5,968), respectively. The increase (decrease) in net investment income (loss) was attributable to an increase in total investment income of $7,845 and $62,384, respectively, partially offset by an increase in net operating expenses of $12,779 and $43,132 for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively.

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

For the three and nine months ended September 30, 2025, we recorded a $806 and $286 realized loss on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. For the three and nine months ended September 30, 2024, we recorded a $729 and $(955) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the nine months ended September 30, 2025, we recorded a $414 realized loss on the settlement of foreign currency forward contracts. For the three months ended September 30, 2025, no realized gain (loss) on the settlement of foreign currency forward contracts was incurred. For the three and nine months ended September 30, 2024, we recorded a $65,339 and a $65,602 realized loss on the settlement of foreign currency forward contracts.

We recorded a net change in unrealized appreciation (depreciation) before income taxes of $132,755 and $317,145 for the three and nine months ended September 30, 2025, respectively. This net change in unrealized appreciation before income taxes for the three and nine months ended September 30, 2025 includes unrealized appreciation on investments of $119,431 and $235,855 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation (depreciation) on foreign currency translation of $(10,549) and $326,774 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $23,871 and $(245,502), respectively.

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

We recorded a total net change in unrealized appreciation after income taxes of $132,741 and $313,747 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025, the total net change in unrealized appreciation includes a provision for income taxes of $14 and $3,398 on the holdings of certain equity investments in taxable subsidiaries, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $166,174 and $243,965 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the total net change in unrealized appreciation (depreciation) includes a provision for income taxes of $564 and $1,492 on the holdings of certain equity investments in taxable subsidiaries, respectively.

Changes in Net Assets resulting from Operations

For the three and nine months ended September 30, 2025, we recorded a net increase (decrease) in net assets resulting from operations of $122,745 and $326,331, respectively. For the three months ended September 30, 2025, the increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and unrealized appreciation related to foreign currency forward contracts, partially offset by our unrealized depreciation related to foreign currency translation based upon changes in foreign currency exchange rates. For the nine months ended September 30, 2025, the increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and unrealized appreciation related to foreign currency translation based upon changes in foreign currency exchange rates, partially offset by our unrealized depreciation related to foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fees are accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years.

The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2025
Investments at fair value (cost of $4,393,960)	$5,197,380
Cash and cash equivalents	532,318
Foreign currencies at fair value (cost of $458)	462
Other assets	40,918
Other liabilities	(193,916)
Accrued performance participation allocation	(54,508)
Management fee payable	(3,570)
Accrued shareholder servicing fees and distribution fees (1)	(4,357)
Transactional Net Asset Value	$5,514,727
Number of outstanding shares	186,061,352

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2025:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,491,531	$1,606,840	$1,406,700	$24,518	$884,087	$63,727	$1	$37,321	$1	$1	$5,514,727
Number of outstanding shares	50,339,918	54,191,882	47,510,955	827,915	29,835,400	2,151,879	40	1,203,283	40	40	186,061,352
Transactional Net Asset Value per Share as of September 30, 2025	$29.63	$29.65	$29.61	$29.61	$29.63	$29.61	$31.02	$31.02	$33.87	$33.86

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of September 30, 2025:

September 30, 2025
GAAP Net Asset Value	$5,330,805
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	172,620
Deferred tax liabilities of certain taxable subsidiaries (2)	11,302
Transactional Net Asset Value	$5,514,727

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of September 30, 2025:

		As of September 30, 2025
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.9%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	90.4%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	7.7%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	17.2x	11.4x - 21.0x

Discounted Cash Flow	Weighted Average Cost of Capital	10.8%	6.7% - 21.2%
	Enterprise Value / LTM EBITDA Exit Multiple	13.8x	3.9x - 22.8x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of September 30, 2025:

Input	Hypothetical Change	Infrastructure Asset Values as of September 30, 2025
Weighted Average Cost of Capital	0.25% decrease	+2.33%
	0.25% increase	-2.28%

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

As of September 30, 2025, total unrealized appreciation and (depreciation) on foreign currency forward contracts was $5,960 and $(120,521), respectively. For the three and nine months ended September 30, 2025, the net change in unrealized appreciation (depreciation) on foreign currency forward contracts was $23,871 and $(245,502), respectively. For the nine months ended September 30, 2025, we recorded a $414 realized loss on the settlement of foreign currency forward contracts. For the three months ended September 30, 2025, no realized gain (loss) on the settlement of foreign currency forward contracts was incurred.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three and nine months ended September 30, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	$0.3100	$0.2476	$0.2477	$0.2916	$0.3100	$0.2916	$0.3100	$0.3100
September 30, 2025	$0.3100	$0.2466	$0.2467	$0.2914	$0.3100	$0.2914	$0.3100	$0.3100
Total	$0.9300	$0.7423	$0.7426	$0.8748	$0.9300	$0.8748	$0.9300	$0.9300

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

The following table summarizes the Shares repurchased during the three and nine months ended September 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Shares repurchased on August 5, 2025:
Class R Shares	$29.26	173,676	5,082	112	4,970
Class U Shares	$29.24	155,622	4,550	101	4,449
Class S Shares	$29.29	48,441	1,419	63	1,356
Class I Shares	$29.26	19,916	583	29	554
Class D Shares	$29.25	2,576	75	—	75
Shares repurchased on September 25, 2025:
Class I Shares	$29.55	1,956	58	—	58
Total		765,088	$22,168	$777	$21,391

Liquidity and Capital Resources

As of September 30, 2025, the Company had $532,318 and $462 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations, with our cash and cash equivalents consisting primarily of money market funds. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $900,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. As of September 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of September 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
Cash flows (used in) provided by:	2025	2024	Change
Operating activities	$(1,528,974)	$(1,263,629)	$(265,345)
Financing activities	1,719,203	1,281,366	437,837
Net increase in cash and cash equivalents and foreign currencies at fair value	$190,229	$17,737	$172,492

Cash used in operating activities

Our net cash used in operating activities was $1,528,974 for the nine months ended September 30, 2025, an increase of $265,345 as compared to the nine months ended September 30, 2024, and which was primarily comprised of the usage of $1,594,031 of cash for the acquisition of Infrastructure Assets during the nine months ended September 30, 2025.

Cash provided by financing activities

Our net cash provided by financing activities was $1,719,203 for the nine months ended September 30, 2025, an increase of $437,837 as compared to the nine months ended September 30, 2024, and which was primarily comprised of $2,026,926 of proceeds from the issuance of Shares pursuant to our continuous Private Offering, partially offset by $229,128 repayment of borrowings under the line of credit.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2025, the Company has accrued $176,977 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares, Class R-D Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 9. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of September 30, 2025, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $500,723, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of September 30, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $80,374, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of September 30, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. As of September 30, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$—	—	—
August 1, 2025 to August 31, 2025	400,231	$29.26	400,231	—
September 1, 2025 to September 30, 2025	1,956	$29.55	1,956	—
Total	402,187	$58.81	402,187	—

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On November 13, 2025, the Borrowers entered into the Sixth Joinder, which increased the credit available to the Borrowers by $350,000 to an aggregate principal amount of $1,250,000. See “Note 13. Subsequent Events” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Except as described above, the material terms of the Agreement remain unchanged by the Sixth Joinder. The foregoing description of the Sixth Joinder is a summary of the material terms of such agreement, does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Sixth Joinder, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	Facility Upsize and Lender Joinder Agreement, dated as of July 24, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and National Australia Bank Limited, as an additional lender.

10.2	Facility Upsize and Lender Joinder Agreement, dated as of August 1, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and MUFG Bank, Ltd., as an additional lender.

10.3	Facility Upsize and Lender Joinder Agreement, dated as of November 13, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Royal Bank of Canada, BNP Paribas and The Toronto Dominion Bank, New York Branch, as additional lenders.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: November 13, 2025	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)