Form 10-K
period 2025-12-31
KKR Infrastructure Conglomerate LLC
filed 2026-03-26
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of March 20, 2026, the registrant had 77,722,240 Class I Shares, 78,423,284 Class S Shares, 47,323,642 Class U Shares, 29,584,219 Class R Shares, 4,809,476 Class D Shares, 40 Class E Shares, 3,253,545 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding.

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
•Global, regional and local events outside of our control, including geopolitical events and natural disasters could materially and adversely impact us;
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
•Infrastructure Assets may experience supply chain disruptions that could adversely impact us;
•Technological changes could affect the profitability of Infrastructure Assets that rely on existing technology;
•We face additional risks when we participate in contractual arrangements relating to asset leasing;
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
•The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation;
•We face a higher level of regulatory control than typically imposed on other businesses;
•Misconduct of employees of the Manager or by third-party service providers could cause significant losses to us;
•Regulations may limit our ability to raise capital, increase the cost of capital and may subject us to penalties;
•We may experience trade errors;
•Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth;
•Anti-corruption, anti-money laundering, trade sanctions laws and restrictions on foreign direct investment may disrupt our business;
•We are subject to focus by certain stakeholders on sustainability matters; and
•Artificial intelligence may increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

Risks Related to Our Infrastructure Assets and Industry Focus
•We may enter into Joint Ventures with third parties to acquire Infrastructure Assets, or may acquire Infrastructure Assets through secondary transactions with existing holders of interests in Infrastructure Assets or commingled funds, which could result in shared decision-making authority, certain conflicts of interest and/or increased costs;
•We have acquired, and may in the future acquire, Infrastructure Assets with specific additional risks, including those related to: the renewable energy industry; the utility industry; exposure to interest rate risk; operations outside of more developed economies; companies heavily dependent on new technologies, patents, trademarks and other intellectual property; and companies involved in the technology or communications industries;
•Our business may be adversely affected by volatility in commodity prices;
•We may be impacted by changes in trade policies;
•Fluctuations in currency values could adversely affect the U.S. dollar value of revenue streams received by us and the amount of distributions, if any, to be made by us;
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
•We could become subject to Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability; and
•Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks.

Risks Related to an Investment in Our Shares
•There is no public trading market for the Shares, a Shareholder’s ability to have Shares repurchased by us is limited, and the price received may be less than the price it paid;
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
•Monthly NAV calculations are not governed by any governmental or independent securities, financial or accounting rules or standards;
•Prospective shareholders will not know the NAV per Share of their investment until after acceptance;
•We have a limited operating history;
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
•The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying Operating Subsidiaries, and we cannot assure our Shareholders that the Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities;
•Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes; and
•    Tax-exempt organizations and non-U.S. persons may face adverse U.S. tax consequences from owning Shares if the Company generates unrelated business taxable income or income effectively connected with a U.S. trade or business.

Part I.

Item 1.    Business

References herein to “KKR Infrastructure Conglomerate,” “Company,” “we,” “us,” or “our” refer to KKR Infrastructure Conglomerate LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

KKR Infrastructure Conglomerate LLC was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware. We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects.

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

A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined herein) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over Infrastructure Assets and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned holding companies formed to acquire, own and control Infrastructure Assets (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of Infrastructure Assets we acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying Infrastructure Asset. The Company and the applicable KKR Vehicle will hold the interests in each Infrastructure Asset as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single Infrastructure Asset. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.

We expect that, in the ordinary course, our acquisitions of Infrastructure Assets, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the Organisation for Economic Co-operation and Development (“OECD”)). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. In addition to the target of 15% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions or where the Company may, directly or through its Joint Ventures, direct the appointment of at least one member of the Infrastructure Asset’s board of directors).

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

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”), including under Regulation D and Regulation S. We currently offer three classes of Shares to investors: Class S Shares, Class D Shares and Class I Shares. Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (together with the Class S Shares, Class D Shares and Class I Shares, the “Investor Shares,” and the Investor Shares together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of June 1, 2024. We may offer additional classes of Investor Shares in the future.

We operate our business in a manner so that we are not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

In 2008, KKR established a dedicated infrastructure team and strategy focused on infrastructure acquisition opportunities located in member countries of the countries of the OECD. KKR has dedicated considerable time and resources to building what we view as a best-in-class infrastructure platform comprising a team of investment executives and operating executives dedicated to infrastructure (the “KKR Infrastructure Team”), which reflects KKR’s deep, long-term commitment to the infrastructure asset class. The KKR Infrastructure Team, led by Raj Agrawal, has dedicated investment executives located in offices around the world.

KKR has been one of the more active infrastructure investors globally and manages infrastructure assets through (i) KKR Global Infrastructure Investors II L.P., KKR Global Infrastructure Investors III L.P., KKR Global Infrastructure Investors IV (USD) SCSp and KKR Global Infrastructure Investors V (USD) SCSp (together with Global Infrastructure Investors L.P. and their respective parallel vehicles and alternative vehicles, the “Global Infrastructure Strategy”), (ii) KKR Asia Pacific Infrastructure Investors SCSp, KKR Asia Pacific Infrastructure Investors II SCSp and KKR Asia Pacific Infrastructure Investors III SCSp (together with their respective parallel vehicles and alternative vehicles, “Asia Pacific Infrastructure Strategy”), (iii) KKR Diversified Core Infrastructure Fund (A) SCSp (together with its parallel vehicles and alternative vehicles, “Diversified Core Infrastructure Fund”) and (iv) KKR Global Climate Fund (USD) SCSp (together with its parallel vehicles and alternative vehicles, the “Global Climate Fund”).

The KKR Infrastructure Team has significant experience executing infrastructure and infrastructure-related transactions. KKR’s tenure and experience in infrastructure, as well as its deep relationships within individual regional markets, have enabled KKR to develop an extensive network of contacts and relationships that we view as a central component of KKR’s competitive advantage.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, KKR will also receive a performance participation allocation (the “Performance Participation Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses” for additional information.

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

The Manager’s services under the Management Agreement are not exclusive, and the Manager is free to furnish similar services to other entities, and will continue to do so, so long as its ability to provide services to us is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

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

In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) within 30 days of the effective date of termination at a price per Share equal to net asset value (“NAV”) per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate Infrastructure Assets at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other Shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and KKR to achieve our business objectives.”

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

We believe the infrastructure market has matured sufficiently to present attractive opportunities across multiple sectors, geographies and asset types as well as risk profiles. We manage and control Infrastructure Assets across a number of different infrastructure sectors, geographies and asset types. Potential target sectors include, but are not limited to:

•Asset leasing

•Digital infrastructure

•Energy transition

•Energy value chain

•Industrial de-carbonization

•Infrastructure services

•Public-private-partnerships

•Social infrastructure

•Telecommunication

•Transportation

•Utilities

•Waste

•Other infrastructure assets and services

We also own and control Infrastructure Assets across asset risk profiles. In particular, we plan to acquire existing companies, businesses, hard assets, properties and other assets, and may also pursue new companies, businesses and development projects. We expect that, over time, the diversification and asymmetric risks of Infrastructure Assets across a portfolio of asset types will reduce our overall risk profile.

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

•Global Climate: In 2023, KKR launched a Global Climate strategy (the “Global Climate Strategy”) with a flexible mandate to pursue opportunities around the globe with a focus on emission-heavy industrialized countries. The Global Climate Strategy is currently comprised of the Global Climate Fund, which seeks to build on KKR’s infrastructure expertise and deep operational capabilities to deliver the net-zero transition across the physical economy. The Global Climate Fund seeks to invest behind businesses that enable decarbonization as well as carbon-intensive businesses that can be transformed through an energy transition.

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

•KKR Credit: Over the last 16 years, KKR has built out a base of investment executives beyond its traditional private equity teams. In 2004, KKR formed KKR Credit (“KKR Credit”), which is divided between Leveraged Credit and Private Credit. KKR Credit will be involved in managing the KKR Vehicles.

•Global Public Affairs: Since 2008, KKR has had dedicated public affairs professionals who have helped expand our engagement with stakeholders. This includes over 30 professionals globally who have extensive experience in media, government and regulatory affairs, as well as experience working with labor unions, industry and trade associations and non-governmental organizations. Drawing on a global network and years of experience, KKR’s public affairs professionals work with KKR executives and portfolio companies to navigate challenging environments businesses face—such as frequent shifts in government policy and rapidly evolving stakeholder expectations—and support KKR’s investments.

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

Borrowing Policies

We may use financial leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by the Company or its subsidiaries), such as revolving credit facilities, and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity or Joint Venture level). See “Item 1A. Risk Factors—Risks Related to Our Business—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

Debt may be incurred by Infrastructure Assets secured by assets of the Infrastructure Assets or debt may be incurred by Joint Ventures secured by such Joint Venture interests in an Infrastructure Asset. If an Infrastructure Asset or Joint Venture were to default on an asset-level loan, the lender’s recourse would be to the Infrastructure Asset or Joint Venture and the lender would typically not have a claim to other assets of the Company or its subsidiaries. There is no guarantee that we, our Infrastructure Assets or Joint Ventures will be able to obtain leverage on Infrastructure Assets on attractive terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to an Infrastructure Asset or Company Expenses (as defined herein)), the Company does not intend to incur borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to Infrastructure Assets or Joint Ventures that is not recourse to the Company. During the initial ramp-up period of the Company, our leverage may exceed our target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Business—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.” Joint Ventures and Infrastructure Assets in which the Company acquires interests may be subject to existing financing arrangements, including potential financing arrangements with KKR. The Company acquires interests in Infrastructure Assets using proceeds of the Private Offering and/or contributions of such interests by KKR affiliates in exchange for Class E Shares or cash.

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

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from Shareholders, and otherwise to provide the Company and its subsidiaries with temporary liquidity. Certain indirect subsidiaries of the Company (the “Borrowers”) entered into a revolving credit agreement (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1.25 billion, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment up to $2.0 billion in the aggregate. The Revolving Credit Agreement matures on April 3, 2028 and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors. For more information on the Revolving Credit Agreement, see “Note 7. Credit Facility” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Revolving Credit Agreement.”

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

Competition

The infrastructure sector in which we own and control Infrastructure Assets has become highly competitive. We are competing for Infrastructure Assets with operating companies, financial institutions, entities specializing in engineering, and other institutional investors as well as private equity, hedge, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the

Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company has in the past, and likely will in the future, incur significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

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

Cash distributions to holders of our Shares will automatically be reinvested under our Distribution Reinvestment Plan (as amended, the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available Transactional Net Asset Value (as defined herein) per Share. Shareholders will not pay a sales load when purchasing Shares under the DRIP; however, Class S Shares, Class D Shares, Class U Shares, Class R-D Shares, and Class R-S Shares, including those purchased under the DRIP, will be subject to applicable ongoing distribution and/or shareholder servicing fees.

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

Shares will be repurchased at a price equal to the transaction price of the applicable class of Shares being repurchased on the date of such repurchase, which will be equal to the Company’s most recently published Transactional Net Asset Value per Share for the applicable class of Shares unless otherwise determined by the Board, on the recommendation of the Repurchase Committee. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load, commission or placement or other fee that was charged in connection with the Shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Board in its sole discretion.

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

Employees

We did not have any employees as of December 31, 2025. Services necessary for our business are provided by individuals who are employees of KKR pursuant to the terms of the Management Agreement.

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

As of December 31, 2025, we offered three classes of Investor Shares: Class S Shares, Class D Shares and Class I Shares. We may offer additional classes of Investor Shares in the future.

Shares will be offered on a monthly basis at the applicable Transactional Net Asset Value (as defined herein) per Share (measured as of the end of the immediately preceding month). Class S Shares are subject to a maximum sales load of up to 3.00% of the offering price and may be subject to a dealer-manager fee of 0.50% of the offering price. A participating broker-dealer may also forgo a sales load for Class S Shares in lieu of a brokerage commission. Certain participating broker-dealers may offer Class S Shares subject to a dealer-manager fee of up to 1.50%, provided that the sum of the sales load and dealer-manager fee will not exceed 3.50% of the offering price. Holders of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-D Shares, Class R-S Shares and Class R Shares have equal rights and privileges with each other, except that (i) Class I Shares, Class R-D Shares, Class R Shares, Class D Shares and Class U Shares do not incur a sales load or dealer-manager fees, (ii) we do not pay any Servicing Fee or Distribution Fee with respect to Class I Shares or Class R Shares, (iii) we do not pay any distribution fees with respect to Class R-D Shares or Class D Shares, and (iv) Class R-D Shares, Class R-S Shares, Class R Shares and Class U Shares are subject to a lower Management Fee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Company Expenses” for information on the Servicing Fee and the Distribution Fee. However, Shareholders could be required to pay brokerage commissions on purchases and sales of Class D Shares, Class U Shares, Class I Shares, Class R-D Shares or Class R Shares to their selling agents. Class R-D Shares, Class R-S Shares, Class U Shares and Class R Shares were available for purchase only during the 12-month period following June 1, 2023 (the “Initial Offering”). Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.

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

Transactional Net Asset Value

On a monthly basis, the Manager determines the Company’s transactional net asset value (“Transactional Net Asset Value”) per Share for each class of the Company’s Shares, and such Transactional Net Asset Value per Share is used to determine the price at which the Company sells and repurchases its Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the Distribution Fee and Servicing Fee on a monthly basis as such fees are accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years.

Timing of Valuations

The values of the Company’s Infrastructure Assets are monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

Valuation Policies and Procedures

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

When making fair value determinations for assets that do not have a reliable, readily available market price, the Manager engages one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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

Item 1A.    Risk Factors

Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the Transactional Net Asset Value of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.

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

In addition, a pandemic, epidemic or other public health crisis, such as those caused by new strains of viruses, may occur from time to time, which could adversely impact KKR, the Company, its Joint Ventures and its Infrastructure Assets. It is impossible to predict with certainty the possible future business and economic ramifications arising from any public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our Infrastructure Assets and our financial results, (iii) our and our Infrastructure Assets’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing Infrastructure Assets, (vi) the ability of us or our Infrastructure Assets to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our Infrastructure Assets, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

The extent of the impact of any public health emergency on the Company’s and its Infrastructure Assets’ operational and financial performance will depend on many factors: the duration and scope of such public health emergency (as well as the availability of effective treatment and/or vaccination), the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods (including component parts and raw materials) and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments even beyond what is traditionally the case, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may materially and adversely impact the value and performance of our Infrastructure Assets, their ability to source, manage and divest investments and their ability to achieve their investment objectives, all of which could result in significant losses to the Company.

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

Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact us.

Geopolitical developments, including, the imposition of protectionist measures by countries such as sanctions, restrictions on foreign direct investment, trade barriers, tariffs, export controls and other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of capital, goods, or data, may impact our operations and Infrastructure Assets. In addition, other geopolitical developments such as political instability, civil unrest, and national and international security events (including the outbreak of war, military action, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our business and the business of our Infrastructure Assets. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine, instability in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, growing use of industrial policy globally (including the imposition of tariffs and other trade and capital barriers), and increased attention to global threats. We are subject to these risks as we own and seek to own and operate Infrastructure Assets throughout the world, which have offices and employees in multiple countries.

We are also affected by natural disasters or catastrophes, such as public health crises, pandemics, epidemics, security events, and weather events, any of which could have an adverse impact on our ability to conduct our operations. Potential changes in climatic conditions, together with the response or failure to respond to these changes, could precipitate the frequency, severity, and impact of natural disasters or catastrophes.

We may have Infrastructure Assets in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our Infrastructure Assets may have through other interconnectivities, such as supply chains, commodity prices and general macroeconomic exposure. These events, including barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, adversely impact the value of our Infrastructure Assets, increase costs, decrease margins, reduce the competitiveness of products and services offered by Infrastructure Assets, and adversely affect the revenues and profitability of our Infrastructure Assets, including as a result of the potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union (“EU”), and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our Infrastructure Assets. Further, the occurrence of war or hostilities involving a country in which we have Infrastructure Assets, or have other interconnectivity could adversely affect the performance of these Infrastructure Assets. Ongoing international conflicts continue to present risks to our business.

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

•fund cash operating expenses and contingencies, including for litigation matters; and

•pay any cash distributions on our Shares, if and when declared.

These liquidity requirements may be significant. We have significant unfunded commitments to our Infrastructure Assets. Our commitments to our Infrastructure Assets may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors. Relatedly, we have entered into the Revolving Credit Agreement with unaffiliated lenders and the Line of Credit with KKR Alternative Assets LLC, an affiliate of the Company. As the lender under the Line of Credit, KKR Alternative Assets LLC may terminate the Line of Credit with respect to any borrower(s) at any time upon delivery of written notice to such borrower(s). Such result could adversely impact our liquidity and our acquisition opportunities. For additional information on the details of this Line of Credit, see “Note 5. Related Party Transactions” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Line of Credit with KKR.” For additional information on our unfunded commitments to our Infrastructure Assets, see “Note 9. Commitments and Contingencies” to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

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

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for an investment in our Shares to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Investor Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.

In addition, certain banks have and may in the future experience closures which could lead to depositors withdrawing significant sums from their accounts at such institutions (each, a “Distress Event”). Other financial institutions could undergo Distress Events as a result of contagion disconnected from market fundamentals or for other reasons. There can be no assurance that banks and other financial institutions, including those that could undergo Distress Events, that provided credit facilities and/or other forms of financing to the Company or its Infrastructure Assets will honor their obligations as creditors or that another financial institution would be willing and able to provide replacement financing or similar capabilities and on similar terms. If a financial institution closes, whether as a result of a Distress Event or otherwise, there is no guarantee that its uninsured depositors, which could include the Company and/or its Infrastructure Assets, will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. Pursuant to statute, U.S. bank accounts are insured by the Federal Deposit Insurance Corporation in an amount up to $250,000. While the U.S. government has considered raising that limit, there can be no guarantee that such limit will be increased. As a consequence, for example, if a Distress Event occurs, the Company or its Infrastructure Assets could be delayed or prevented from accessing a portion or all of their bank accounts or making required payments under their debt or other contractual obligations. Shareholders could be impacted in their ability to honor subscriptions and/or receive distributions for related reasons. Distress Events could have a potentially adverse effect on the ability of the Manager to manage the Company and its assets, and on the ability of the Manager, the Company and any Infrastructure Asset to maintain operations, which in each case could result in significant losses and in unconsummated acquisitions and dispositions. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company or one or more of its Infrastructure Assets or its overall performance.

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

The Company’s assets are expected to include Infrastructure Assets whose capital structures have significant leverage and in assets subject to significant leverage (in addition to such leverage as might be generated by the Company’s acquisitions). Such Infrastructure Assets are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. A leveraged entity or asset often will be subject to restrictive covenants imposed by lenders (or lenders other than the Company, as applicable) restricting its activity or could be limited in making strategic acquisitions or obtaining additional financing. In addition, leveraged entities or assets are often subject to restrictions on making interest payments and other distributions, which are often linked to matters including coverage ratios and the level of infrastructure project performance. If an event occurs that prohibits an Infrastructure Asset from making distributions for a particular period, this could affect the levels and timing of the Company’s returns.

Although the Manager will seek to use leverage in a prudent manner, the leveraged capital structure of the Company’s Infrastructure Assets or other leverage affecting its assets will increase their exposure to adverse economic factors such as future downturns in the economy or deterioration in the condition of any such Infrastructure Asset or its industry. Specifically, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would also make it more expensive to finance acquisitions. During periods of rising or higher interest rates, certain Infrastructure Assets with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially, or if these Infrastructure Assets’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our Infrastructure Assets and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain of our holdings and the ability of our Infrastructure Assets to access the capital markets on attractive terms, which could adversely affect acquisition and realization opportunities, lead to lower yields and potentially decrease our net income. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns as the demand for relatively higher return assets increases and the supply decreases. Additionally, the Company will typically purchase equity in Infrastructure Assets. The equity securities received by the Company in relation thereto will typically be the most junior or some of the most junior securities in what will typically be a complex capital structure, and thus subject to a material risk of loss in the case of the Infrastructure Asset’s financial difficulty, or if an event of default occurs under the terms of the relevant financing and a lender decides to enforce its creditor rights. Events of default could in some cases be triggered by events not related directly to the borrower itself.

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

The Company’s entry into such other lines of credit or other credit facility(ies) may also result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such KKR Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the KKR Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional Infrastructure Asset level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed credit facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s Infrastructure Assets would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.

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

We may be adversely impacted by a downgrade to any ratings assigned to our third-party credit facilities.

We may enter into service agreements with one or more credit rating agencies with respect to any existing or future credit facility and such credit facility may be rated by rating agencies. Any credit ratings assigned to our credit facilities will be subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our credit facilities in the future, the Company's ability to borrow additional amounts from third-party lenders could be adversely impacted.

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

We face additional risks when we participate in contractual arrangements relating to aircraft leasing and other similar asset leasing arrangements.

The Company has participated, and in the future could participate, in platform arrangements and other contractual arrangements relating to asset leasing. The asset leasing can encompass a broad range of assets and include transportation assets such as aircraft and shipping assets but also supply chain assets such as pallets. With respect to the leasing of aircraft assets in particular, the airline industry is cyclical and highly competitive. Airlines and related companies (including airports) were significantly and materially affected by COVID-19 and could be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, further world health issues and other political or economic events adversely affecting world or regional trading. Any downturn in the global economy or in the relevant local economy could further adversely affect results of operations and financial conditions. Any such negative impact on the airline industry could increase the risk of any airline defaulting on the terms of any aircraft lease acquisitions made by the Company and the ability of the Company to source alternative airline operators to assume the obligations under such leases, which could adversely impact the performance of such acquisitions. Similar considerations apply with respect to platform arrangement and other contractual arrangements relating to similar assets, such as ship leasing.

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

The Company owns and will seek to own Infrastructure Assets that are assets, businesses or projects that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows and relatively high cash distributions; and assets with a long-term expected hold period. Whether and to what extent such characteristics exist with respect to an Infrastructure Asset is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the Company’s Infrastructure Assets, but there can be no assurance that perceived or expected mitigating characteristics associated with the Company’s Infrastructure Assets (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that the Company will own other types of Infrastructure Assets (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as the Manager may determine are appropriate for the Company in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Manager. There can be no assurance that any perceived benefits of Infrastructure Assets will be realized and the Company’s Infrastructure Assets may not exhibit the foregoing characteristics.

The effect of global climate change may impact our business.

Prolonged and potentially accelerating changes in climatic conditions, together with the response or failure to respond to these changes, could have a significant impact on the revenues, expenses and conditions of Infrastructure Assets of the Company and therefore on the performance of the Company as a whole. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, droughts, wildfires, agricultural production, wind levels, annual sunshine, sea levels and the severity and frequency of storms and other severe weather events. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities generally, leading to increased costs and higher taxes, decreases in economic efficiency, or both. If climate change continues and societies adversely affected by climate change are unable to effectively adapt, the ongoing disruptions caused could result in societal disruption on a local, national or even global scale, potentially leading to prolonged reduced economic output, political upheaval and humanitarian crises such as famines, mass migrations and disease outbreaks. Any and all of these developments could have material adverse impacts on the business of Infrastructure Assets of the Company and on the broader society and economy in which such Infrastructure Assets operate.

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

The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation.
We seek to identify, monitor and manage certain financial and enterprise risks effectively. If we are not able to accurately or effectively price, identify and predict, manage or ameliorate these risks, or if our management of risk does not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on us.

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

Additionally, such hedging or derivative transactions have special risks associated with them, including unanticipated market risks, degree of correlation between price movements of the position being hedged and the hedging instruments, the inability to acquire or enter into hedging instruments on attractive terms, or at all the possible bankruptcy or insolvency of, or default by the counterparty to the transaction and the illiquidity of the instrument acquired by the Company relating thereto. Infrastructure Assets can also enter into hedging transactions in order to hedge risks applicable to them. Such transactions are subject to similar risks to those described above. The Company could be exposed to such risks by reason of its holding of the relevant Infrastructure Asset, and there can be no assurance that any hedging strategies will be effective in protecting against currency exchange rate fluctuations or other risks. Additionally, if we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially and adversely affect our business and financial condition.

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

Shareholders should assume that trade errors will occur; however, the KKR Group, the Company, the Manager and their respective affiliates will generally not be responsible for any losses resulting from any trade errors made by the KKR Group or a third party in respect of acquisitions made by the Company or any other KKR Vehicle, except to the extent such parties are liable pursuant to the governing documents of the Company or such other KKR Vehicle, including as the result of bad faith, or willful misconduct.

From time to time, the KKR Group could elect to voluntarily reimburse the Company for losses suffered as a result of certain trade errors. However, Shareholders should not expect that a reimbursement to the Company in respect of a trade error will ever take place, and, in evaluating the Company, no decisions should be made in reliance on the expectation of such reimbursements. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. The KKR Group will have certain conflicts of interest when determining whether losses resulting from a trade error are required to be borne by the Company. Generally, in determining whether the KKR Group committed fraud, or willful misconduct, the Manager will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency. Where relevant in connection with any trade error, the Manager and the KKR Group will evaluate the merits of potential claims for damage against brokers and counterparties who are at fault and, to the extent practicable, could seek to recover losses from those parties. The Manager and the KKR Group could, however, choose to forego pursuing claims against brokers and counterparties on behalf of the Company for any reason, including, but not limited to, the cost of pursuing claims relative to the likely amount of any recovery and the maintenance of its business relationships with brokers and counterparties. The Manager’s and the KKR Group’s own execution and operational staff could be solely or partly responsible for errors in placing, processing, and settling trades that result in losses to the Company.

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

Regulatory Agencies might impose conditions on the construction, operations and activities of an Infrastructure Asset as a condition to granting their approval of an acquisition or to satisfy regulatory requirements in connection therewith, including requirements that such assets remain managed by the Manager or its affiliates, which could limit our ability to dispose of Infrastructure Assets at opportune times or make the continued operation of such Infrastructure Asset unfeasible or economically disadvantageous, and any expenditures made to date with respect to such Infrastructure Asset may be wholly or partially written off. Sometimes, commitments to Regulatory Agencies involve the posting of financial security for performance of obligations. If obligations are breached, these financial securities may be called upon by the relevant Regulatory Agency.

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

Regulatory Agencies often have considerable discretion to change or increase regulation related to the acquisition and operations of an Infrastructure Asset or to otherwise implement laws, regulations or policies affecting such acquisitions or operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire Infrastructure Assets, and additional approvals or reviews could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant Infrastructure Asset’s customer base or activities. There can be no assurance that an Infrastructure Asset will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or any delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs and material adverse consequences to an Infrastructure Asset and the Company.

For example, acquisitions of Infrastructure Assets by the Company are subject to various antitrust, merger control and similar laws and are subject to regulation and enforcement by the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Justice (the “DOJ”) and regulators in foreign countries. These laws and regulations can impose material costs or delays with respect to prospective acquisitions and/or prevent the consummation of acquisitions in certain instances. It is possible that the Company or one or more of its Infrastructure Assets could be required to divest assets as a condition to approval of a given acquisition, or could be forced to divest an asset after it is acquired in certain circumstances. In evaluating the approach to take in the foregoing or similar circumstances, the Manager will take into account both the interests of the Company and potentially other KKR Vehicles, which could result in conflicts of interest. There is no guarantee that any such conflicts will be resolved in a manner that is favorable to the Company or that decisions made in order to address relevant rules and regulations will not have an adverse impact on the Company or its Infrastructure Assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest— No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.”

An increased bipartisan focus on antitrust regulation and enforcement more generally, could adversely impact the ability of the Company to make acquisitions or retain its Infrastructure Assets (or the associated costs) and could also adversely impact the operations of Infrastructure Assets, including potentially required divestment of or by Infrastructure Assets or portions thereof.

Regulatory Agencies could also be influenced by political considerations and could make decisions that adversely affect an Infrastructure Asset’s business. Certain types of infrastructure assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce Regulatory Agency action to our detriment as the owner of the relevant Infrastructure Asset. There can be no assurance that the relevant government will not legislate, impose regulations, change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of an Infrastructure Asset. The profitability of certain types of Infrastructure Assets might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant Infrastructure Assets and the Company.

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

We may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act of 1936, and ERISA in conducting our business activities, as well as exemptions from various foreign regulatory requirements. These exemptions and exclusions are often highly complex, subject to evolving interpretation, and may in certain circumstances depend on compliance by third parties or factual determinations that may be outside of our control.

For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. If we or certain persons associated with us were to become subject to a disqualifying event, which includes a variety of criminal, regulatory and civil matters, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could materially impair our ability to raise new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our officers or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an officer or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. See “—Risks Related to Our Structure—We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.”

Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us, including the Manager. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our data processing systems, communication lines and networks are often supported by third-party service providers’, vendors, and intermediaries. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including the Manager, could have a material adverse impact on our financial results and our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

While we have endeavored to mitigate the risk of other disruptions in the future, there can be no guarantee these mitigation efforts will be successful. We may experience material reputational impacts and heightened regulatory scrutiny as a result of these matters. Any interruption or failure of our information technology caused directly or indirectly by affiliated or third-party service providers could result in disruptions to our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with regulatory requirements. Our affiliated or third-party service providers could experience certain cyber incidents, and as a result, unauthorized individuals could improperly gain access to our Infrastructure Assets’ and our confidential data through such third parties. Any cybersecurity incidents involving these third parties could impair the quality of our operations and could impact our reputation and materially and adversely affect us. We may also have insufficient recourse against such service providers and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Actions taken by our service providers may also damage our reputation. As a result, any negative publicity or negative public perception regarding a service provider’s actions on our behalf may damage our relationships with Shareholders and regulators, impair our ability to raise new funds, and impair our ability to carry out acquisition activities generally.

Federal, state and foreign anti-corruption, anti-money laundering, economic sanctions, trade controls, and restrictions on foreign direct investment laws applicable to us and our Infrastructure Assets create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State and other anti-money laundering / countering the financing of terrorism (“AML/CFT”) laws and regulations administered by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and similar laws and regulations administered by other U.S. governmental authorities. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. FinCEN administers and enforces the Corporate Transparency Act, an AML/CFT law that requires certain entities formed outside the U.S. and registered to do business in a U.S. state to disclose beneficial ownership information and has proposed other rules which, if and when they go into effect, may impose additional AML/CFT regulatory obligations.

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

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government’s treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China’s ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, China has in the past restricted the export of rare earth minerals and other products, used in the fabrication of microchips, and may impose additional export restrictions in the future.

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

We may become subject to the UK Economic Crime and Corporate Transparency Act 2023 which, in addition to imposing criminal liability for certain financial crimes offenses, requires in-scope entities to provide additional identification information to the UK Companies House. In the EU, we will be subject to legislation designed to strengthen the EU’s AML/CFT rules, which include regulations designed to harmonize the anti-money laundering rules in the EU and introduces more stringent customer due diligence requirements for in-scope entities. Implementation of these laws will be phased in over time with full compliance expected by mid-2027.

In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws. For example, pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market. Additionally, certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies.

The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. The Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. The Outbound Investment Security Program may result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Company’s operations, including without limitation by (i) limiting the scope of its acquisition activities, and (ii) limiting the Company’s ability to exit certain holdings or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. The scope of the Outbound Investment Security Program is subject to change, and it is possible that legislation and/or regulations could expand the list of regulated technologies, the list of implicated countries, or the types of transactions that are prohibited or require notification; such changes could impact our ability to participate in transactions—either as a buyer or seller—or otherwise affect our investment strategies. Other jurisdictions, including the EU, may adopt similar outbound investment restrictions in the future.

Further, the DOJ’s final rule on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern (the “Bulk Data Rule”) took effect in April 2025. The Bulk Data Rule prohibits or restricts U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in countries of concern (which currently include China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela) or those otherwise deemed a “covered person” access to enumerated categories of sensitive data, specifically bulk U.S. sensitive personal data and U.S. government-related data.

On April 17, 2020, India’s Ministry of Commerce & Industry issued Press Note 3 (2020 Series) (“PN3”), followed by corresponding amendments to the Non-Debt Instrument Rules on April 22, 2020. PN3 mandates prior government approval for any foreign investment from entities based in countries sharing land borders with India or where the beneficial owner of an investment is situated in or is a citizen of such countries. The affected countries include China (including Hong Kong and Taiwan for these purposes), Bangladesh, Pakistan, Nepal, Myanmar, Bhutan, and Afghanistan.

The application of PN3 continues to create regulatory uncertainty. The Indian government has not yet provided comprehensive clarity on what constitutes “beneficial ownership” for PN3 purposes.

This regulatory framework presents potential challenges for the Company including increased scrutiny, possible delays in acquisition approvals, and restrictions on the Company’s participation in Indian acquisitions. The Company is expected to implement structural solutions to address these challenges, including partial or full exclusion of the Company, its Joint Ventures and/or other KKR Vehicles from affected jurisdictions from Indian acquisitions and use of debt instruments and other structures to limit beneficial ownership exposure.

Any regulatory fines or fees resulting from PN3 compliance issues may be treated as Company Expenses or capitalized as part of acquisition costs, ultimately borne by the Shareholders.

Notwithstanding the uncertainty described above, the Company expects to continue to pursue acquisition opportunities in India and to acquire Infrastructure Assets with subsidiaries operating in India.

The U.S. and non-U.S. financial crimes, sanctions, trade control, and AML/CFT laws and regulations and restrictions on foreign direct investment described above create the potential for significant liabilities and penalties and other harms, any of which could materially and adversely affect our business, results of operations, and financial condition. U.S. and non-U.S. governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable Infrastructure Assets, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our Infrastructure Assets. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our Infrastructure Assets that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our Infrastructure Assets to comply with them could expose us to significant penalties, sanctions, loss of future acquisition opportunities, additional regulatory scrutiny, and reputational harm.

We are subject to focus by certain stakeholders on sustainability matters.

Some Shareholders, regulators and other stakeholders are focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain Shareholders and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging companies to take (or refrain from taking) certain actions that could adversely impact the value of our Shares and at times have conditioned future capital commitments on such actions. Further, a number of U.S. states and non-U.S. countries have enacted or proposed policies, and/or legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities.

There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s responsible investment policies and procedures will not change, potentially materially, or may not be applicable for a particular acquisition, because the Manager continuously reviews its approach to these issues. Growing interest on the part of shareholders and regulators in sustainability matters and increased demand for, and scrutiny of, the Manager’s sustainability-related disclosure, have also increased the risk that the Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.

Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups and regulators across the jurisdictions and localities where we operate have divergent views on the merits of integrating sustainability considerations into the acquisition process and have, as applicable, increasingly expressed divergent views and investment expectations with respect to sustainability initiatives and, as applicable, pursued divergent regulatory initiatives. The increased regulatory and legal complexity and heightened risk of public scrutiny could result in conflicting sustainability-related regulations and legal frameworks that increase our compliance costs and our risk of non-compliance or could impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities and reactive stakeholder engagements. Moreover, if our practices do not meet evolving expectations and standards, or if we are unable to satisfy all Shareholders, our reputation and our business could be negatively impacted.

Sustainability-related laws and disclosure requirements may increase compliance costs and subject us to enforcement risks and reputational risks.

We and certain of our Infrastructure Assets are or may become subject to sustainability-related laws, regulations, and disclosure requirements. Our business could be adversely affected if we or our Infrastructure Assets fail to comply with applicable sustainability requirements, including as a result of increased compliance costs, regulatory enforcement activity, litigation, or reputational harm. New or amended sustainability rules, regulations, enforcement priorities, or interpretations of existing laws may result in enhanced disclosure or other compliance obligations and could adversely affect our acquisition activities and ability to raise capital.

In the EU, we and certain of our Infrastructure Assets are or may become subject to sustainability-related rules and guidance, including the Sustainable Finance Disclosure Regulation, the Corporate Sustainability Reporting Directive, and the Corporate Sustainability Due Diligence Directive, each of which, if applicable, could impose significant disclosure, reporting, or due diligence requirements. In addition, we and our Infrastructure Assets may also become subject to sustainability-related regulations in the United States, including the California Climate-Related Financial Risk Act (SB 261) (which is temporarily enjoined) and the California Climate Corporate Data Accountability Act (SB 253) that is contemplated to require certain disclosures about climate-related financial risks and greenhouse gas emissions data. On the other hand, several U.S. governmental authorities have enacted or proposed legislation and policies, or pursued investigations and litigation, to restrict or prohibit government entities from doing business with businesses identified as boycotting or discriminating against particular industries or from considering environmental and social factors in their investment processes.

Compliance with sustainability-related requirements often depends on collecting, measuring, and reporting information from Infrastructure Assets and other third parties, which may be incomplete, inconsistent, or difficult to obtain.

Sustainability-related reporting is subject to evolving standards and methodologies and may require the use of assumptions or estimates that could later be challenged. Collecting, measuring, and reporting sustainability information can be costly, difficult and time-consuming and may present operational, legal, and reputational risks. We expect evolving sustainability-related regulation and investor expectations to require us to devote additional resources to sustainability matters in connection with our activities and the ownership and operation of our Infrastructure Assets, which will increase our expenses. Any failure to effectively manage these requirements, or any material increase in compliance burdens, regulatory action, litigation or reputational harm, could materially adversely affect our business, results of operations and financial condition.

Artificial intelligence may increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout the world, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. Any changes from the use of artificial intelligence could potentially disrupt, among other things, our business models, strategies, performance, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies to address Shareholder demands, making acquisitions or improve operations, including services and platforms based on artificial intelligence.

We use artificial intelligence and other quantitative analysis tools and models, developed by us and third-party service providers. Such technology, analysis and modeling are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services and businesses could suffer. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without our knowledge, improperly utilize or misappropriate artificial intelligence and machine learning technology while carrying out their responsibilities, including relating to the entry of confidential information into a technology platform that is or becomes accessible by third parties. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training artificial intelligence technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on us.

Regulators are also increasing scrutiny and considering, and in some cases, enacting, regulation of the use of artificial intelligence technologies, including regarding the use of big data, diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face increased costs, litigation and regulatory actions related to our use of artificial intelligence.

Risks Related to Our Infrastructure Assets and Industry Focus

We may enter into Joint Ventures with third parties to acquire Infrastructure Assets, which could result in shared decision-making authority and conflicts of interest.

We have in the past, and may in the future, enter into Joint Ventures with third parties to acquire Infrastructure Assets. We may also enter into partnerships or other co-ownership arrangements or participations. Such business activities may involve risks not otherwise present with other methods of investing in Infrastructure Assets, including, for instance, the following risks and conflicts of interest:

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

In a secondary transaction, the Company’s acquisition of an Infrastructure Asset interest from certain KKR Vehicles and/or KKR “clients” as defined under the Advisers Act may entail a Cross Transaction (defined herein). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Cross Transactions.” Moreover, the Company’s acquisition of an Infrastructure Asset interest through a secondary transaction from a KKR Vehicle and/or advisory client of KKR could raise conflicts related to the Manager’s allocation and structuring of acquisition opportunities for the Company. The Manager’s incentive to earn fees related to the Company’s purchase of the Infrastructure Asset interest from a KKR Vehicle and/or advisory client of KKR could also raise a conflict of interest. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities.” While we have established procedures put in place to mitigate conflicts of interest and other related concerns, which includes, among other things, approval by the independent directors of the Board, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

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

The Company may be subject to commodity price risk. The operation and cash flows of any Infrastructure Asset could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as oil, gas, coal, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of the Manager or the Company, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The actions taken by Russia in Ukraine starting in February 2022 have also caused volatility in the commodities markets.

For example, the COVID-19 pandemic, along with subsequent events in the energy markets caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events occur in the future, this could have an adverse impact on certain Infrastructure Assets of the Company and could lead to an overall weakening of U.S. and global economies, which could adversely affect the financial resources of and returns generated by Infrastructure Assets in this sector and such adverse effect could continue for a sustained period of time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. In the event of a market deterioration in this sector, the value of the Company’s Infrastructure Assets therein might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived market dislocation.

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

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There could be significant unexpected movements in interest rates, which movements could have adverse effects on Infrastructure Assets and the economy as a whole. In light of the foregoing, and more generally, we expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. The Manager may seek to hedge interest rate risk of our Infrastructure Assets. If the Manager is unable to manage interest rate risk effectively, our performance could be adversely affected. Further, due to ongoing developments surrounding the regulation of OTC derivatives, our ability to hedge interest rate risk in the future could be limited.

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

We may acquire Infrastructure Assets in the utility industry, which is subject to increasing competition.

We could make certain acquisitions in electric utility industries both in the U.S. and abroad. In many regions, including the U.S., the electric utility industry is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. In response, for example, the Federal Energy Regulatory Commission has proposed regulatory changes to increase access to the nationwide transmission grid by utility and non-utility purchasers and sellers of electricity; similar actions are being taken or contemplated by regulators in other countries. A number of countries, including the U.S., are considering or implementing methods to introduce and promote retail competition. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects which we can acquire could come under increasing pressure. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. In addition, independent power producers could find it increasingly difficult to negotiate long-term power sales agreements with solvent utilities, which could affect the profitability and financial stability of independent power projects.

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

In addition, such risks are usually greater in the case of Infrastructure Assets owned in emerging markets, which tend to be very inefficient and illiquid as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically and in some cases have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries. Additional risks associated with acquisitions in emerging markets include: (i) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (ii) the relatively small current size of some of the markets for holdings in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (iii) increased risk of national policies, which restrict our acquisition opportunities, including restrictions on acquiring companies or industries deemed sensitive to relevant national interests; (iv) the absence of developed legal structures governing private or foreign investment and private property; (v) the potential for higher rates of inflation or hyper-inflation; (vi) increased currency risk and risk of the imposition, extension or continuation of foreign exchange controls including managed adjustments in relative currency values; (vii) increased interest rate risk and credit risk; (viii) lower levels of democratic accountability; (ix) greater differences in accounting standards and auditing practices, which result in increased risk of unreliable financial information; and (x) different corporate governance frameworks. The emerging markets risks described above also increase counterparty risks for acquisitions in those markets. In addition, investor risk aversion to emerging markets can have a significant adverse effect on the value and/or liquidity of acquisitions made in or exposed to such markets and can accentuate any downward movement in the actual or anticipated value of such Infrastructure Assets that is caused by any of the factors described above. Further, due to jurisdictional limitations, matters of comity and other factors, the SEC, the DOJ and other U.Ѕ. and non-U.Ѕ. authorities will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoings.

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

We may acquire Infrastructure Assets in Eastern European countries. Certain of these countries have historically been subject to political transition, civil unrest and armed conflict. Developments of this sort in the future could have material adverse effects on the economies of the countries involved, the EU and the global economy as a whole, and consequently could also have material adverse effects on us and our results of operations.

In addition, many Middle Eastern countries have histories of dictatorships, political and military unrest and financial troubles, and their markets should be considered extremely volatile even when compared to those of other emerging market countries. Attacks by terrorist groups and organizations in the region, including the Islamic State of Iraq and Syria, have resulted in large scale destruction and the movement of refugee populations within the region and into Europe. The civil war in Yemen has resulted in escalating tensions and conflict among certain states in the region, increasing the possibility of a broader, regional military conflict. Ongoing tensions exist between Israel and other states in the region as well as within Israel and the Palestinian territories. Moreover, the governments of certain countries, notably Turkey and Saudi Arabia, have taken certain actions and instituted certain reforms intended, at least in part, to consolidate domestic political power. While these actions and reforms might be effective, they could also result in political or civil backlash and further instability. All of these eventualities could have a destabilizing and potentially material adverse effect on the acquisition activities of the Company.

On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Ukraine, representing the largest Russian mobilization since 2014, and, as of the date of this Annual Report on Form 10-K, the countries remain in active armed conflict. Since the invasion, the United States, the UK, the EU and several European and other Nations have imposed a broad array of new or expanded sanctions, export controls and other measures in response to Russia’s actions against Russia and certain entities and individuals. The ongoing conflict and the continued evolving measures in response could be expected to have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our Infrastructure Assets. Similar risks will exist to the extent that any Infrastructure Assets, service providers, vendors or certain other parties have material operations or assets in Russia or Ukraine.

In April 2025, India and Pakistan engaged in a short-lived armed conflict, which continued the long-running tensions between these countries. This conflict, as well as the broader and longer-lived dispute over the Kashmir region could have an adverse impact on the economy and business activity of both countries and others in the region, and therefore could adversely affect the performance of the Company’s holdings. Given the ongoing nature and reoccurring nature of these conflicts and the potential for further escalation, it is difficult to predict the conflict’s ultimate impact on economic and market conditions. See also “—Risks Related to Our Business—Federal, state and foreign anti-corruption, anti-money laundering, economic sanctions, trade controls and restrictions on foreign direct investment laws applicable to us and our Infrastructure Assets create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.”

We may be impacted by changes in trade policies.

Political leaders in the United States and certain European nations have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government may alter its approach to international trade policy and, in some cases, renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has in the past made proposals and taken actions related thereto. In addition, the U.S. government has in the past imposed tariffs, export controls, sanctions and other restrictions on certain foreign goods, including steel and aluminum and has indicated a willingness to impose such restrictions on other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Company and its Infrastructure Assets. In particular, the United States and China have agreed to a partial trade deal with respect to their ongoing trade dispute; however, certain issues remain unresolved, which is expected to be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While this dispute has already had negative economic consequences on the U.S. markets, to the extent that this trade dispute escalates into a “trade war” between the United States and China, there could be additional significant impacts on the industries in which our Infrastructure Assets participate and other adverse impacts on our Infrastructure Assets. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for us or our Infrastructure Assets.

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

As part of our acquisition strategy, we may acquire preferred and/or structured equity securities and pursue credit and debt strategies, which may have a material adverse impact on our liquidity. The ability of an entity in which we hold such interests to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of these interests, to receive cash flow from these acquisitions. There is no assurance any such performance tests will be satisfied. Also, such entity may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there may be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an entity, or cash flow may be completely restricted for the life of the relevant entity. To the extent any such entity defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable entity and/or otherwise exercise rights and remedies as a creditor against the assets of any such entity, which could result in a loss of all or a part of our interest in any applicable Infrastructure Asset and/or distributions therefrom. See “—Risks Related to Investments in Indebtedness, Preferred and/or Structured Equity Securities” for additional risks relating to these investments.

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

We have acquired, and may in the future acquire, Infrastructure Assets involved in the technology industry, which is subject to risks of technological disruption, increased competition and rapidly changing market conditions.

The Company has acquired, and may in the future acquire, Infrastructure Assets involved in the technology industry. Technology companies confront various specific challenges, including rapidly changing market conditions and/or participants, new competing products, short product life cycles, developments in services and/or improvements in existing products or services. Any Infrastructure Assets which the Company has acquired, or may acquire in the future, in the technology sector will compete in this volatile environment. Moreover, increasingly, companies that are not primarily involved in the technology industry are subject to disruption through accelerating changes in technology used in more traditional industries. There is no assurance that products or services sold by such Infrastructure Assets will not be rendered obsolete or adversely affected by competing products and services, or by companies providing or adopting disruptive technologies, or that the Infrastructure Assets will not be adversely affected by other challenges. Moreover, as technological innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Given the pace of innovation in recent years, the impact on a particular Infrastructure Asset could not have been foreseeable at the time the Company made the acquisition. Furthermore, the Company could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses. Additionally, consumer tastes and preferences can change very quickly, which could result in an Infrastructure Asset’s market share decreasing rapidly if consumer focus shifts to its competitors. In addition, many of these Infrastructure Assets could trade at very high multiples to current earnings with their stock prices reflecting significant future growth which might or might not occur. Moreover, uncertainty in current, pending and/or proposed domestic and foreign government regulations, policies and legislation could impact the development and marketability of internet- and technology-based companies. In the event that the technology sector as a whole declines, or that Infrastructure Assets are unable to utilize or to adopt technology successfully and competitively, returns to the Shareholders from the Company’s Infrastructure Assets, whether primarily involved in the technology industry or otherwise, could decrease.

We have acquired, and may in the future acquire, Infrastructure Assets involved in the communications industry.

The Company has acquired, and may in the future acquire, Infrastructure Assets involved in the communications business, including digital media and within the internet sector or “digital infrastructure” sector. Programming services, the internet, telecommunication services, satellite carriers and other telecommunications infrastructure are subject to varying degrees of regulation in the United States, including by the United States Federal Communications Commission (the “FCC”) and in foreign countries by similar regulatory entities. Accordingly, the Company’s Infrastructure Assets could be subject to risks of adverse government regulation. Among other things, the Company’s acquisitions of communications companies could require the Company or the applicable Infrastructure Asset to disclose information about the Company and its investors and, for example, the FCC has adopted new rules that significantly increase the amount of disclosure that is required by investors in communications companies that hold authorizations to provide international telecommunications services.

Additionally, the Company’s acquisitions of communications companies could subject the Company and its investors to restrictions on their ability to make investments in other communications companies. Such regulation and legislation are significantly influenced by the political processes which change across political administrations. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of communications companies will not be adversely affected by future legislation, new regulation or deregulation both in the U.S. and in non-U.S. jurisdictions. In addition, competitive pressures within the communications-related industries are intense, and the securities of such Infrastructure Assets can be subject to significant price volatility. Because the communications-related industries are also subject to rapid and significant changes in technology, Infrastructure Assets in these industries could face competition from technologies being developed or to be developed in the future by other entities, which could render such companies’ products and services obsolete.

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

Bankruptcy, insolvency and other applicable laws and regimes across non-U.S. jurisdictions can vary materially and could be more or less favorable to the Company. In certain jurisdictions, applicable laws could require the board of directors of an insolvent company to initiate bankruptcy proceedings within a specified period of time in order to ensure compliance with their duties as directors, which, to the extent applicable, could increase the risk of the Company having to participate as a creditor in an uncontrolled bankruptcy process. The balance between protecting creditor rights and protecting the debtor will also vary from jurisdiction to jurisdiction, with some comparatively “debtor-friendly” insolvency regimes being able to impose moratoriums or stays on the enforcement of claims against the debtor or other long-term settlement structures in the absence of an agreed creditor proposal. Many jurisdictions in which the Company may acquire Infrastructure Assets will have some form of insolvency clawback legislation, which could, for example, invalidate security created by an insolvent company in favor of the Company in a stipulated period prior to the onset of its insolvency, require the Company to repay or turn over certain payments received from insolvent companies or permit the courts to render any repayment obligations under debt instruments held by the Company unenforceable if such instruments were found to have been issued with the intent of hindering, delaying, defrauding or preferring creditors or as constituting a fraudulent transfer or conveyance.

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

The success of the Company depends on the ability of the Manager and its affiliates to identify and select appropriate Infrastructure Assets, as well as the Company’s ability to acquire these Infrastructure Assets. The infrastructure sector in which the Company owns and controls Infrastructure Assets has become highly competitive. The Company competes for Infrastructure Assets with operating companies, financial institutions, and entities specializing in engineering, and other institutional investors as well as private equity, hedge, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company has in the past incurred, and likely will in the future incur, significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Before making a recommendation, the Manager will seek to conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each Infrastructure Asset. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, sustainability, technological, regulatory and legal issues and macroeconomic trends in determining whether or not to proceed with an acquisition. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, business ethics and corporate governance, employee engagement and ownership, data security and privacy, environmental health and safety (“EHS”), climate-related risks and opportunities, biodiversity and human rights. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability-related risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style or structure.

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

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of Infrastructure Asset. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to a potential acquisition might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such acquisition. Certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution or expectations resulting from such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the Infrastructure Asset being successful. Conduct occurring at Infrastructure Assets, even activities that occurred prior to the Company’s ownership, could have an adverse impact on the Company.

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

Except for the general business guidelines provided in this Annual Report on Form 10-K and our Private Placement Memorandum, there is very limited information as to the nature and terms of any Infrastructure Assets that a prospective shareholder of the Company can evaluate when determining whether to purchase Shares of the Company. Shareholders will not have an opportunity to evaluate for themselves or to approve any Infrastructure Assets. Shareholders will therefore be relying on the ability of the Manager to select Infrastructure Assets to be acquired by the Company. Even if the Infrastructure Assets of the Company are successful, returns may not be realized by Shareholders for a period of several years.

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

In addition, activities by our Infrastructure Assets may be imputed to us. We believe our and KKR’s reputation are important to our business, including for attracting and retaining Shareholders, maintaining relationships with regulators and being viewed as an attractive partner. Any legal or regulatory action involving our Infrastructure Assets, including any settlement, or any negative publicity or adverse public perception regarding a Infrastructure Asset’s actions, business, management or industry, may result in significant reputational harm to us, increased regulatory scrutiny and additional regulatory exposure or litigation. In addition, we may elect to pay certain amounts or agree to other consequences, including operational restrictions, to resolve matters involving any of our Infrastructure Assets or investments in order to mitigate potential reputational, regulatory, or other damage to our business. These developments could damage our relationships with existing and prospective Shareholders, regulators and other stakeholders, and otherwise could result in a material and adverse effect on our business or financial condition.

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

KKR, KKR Vehicles, or affiliates or related parties of the foregoing or other parties (including, for the avoidance of doubt, any bank warehouse, which may be structured as a securitization, a total return swap, junior and/or “first loss” notes, the price of which will be linked to the value of the underlying assets, or otherwise, which in each case may be guaranteed financed or partially financed by any of the foregoing) could acquire an asset as principal and subsequently sell some or all of it to the Company, KKR Vehicles or co-investors in an affiliate or related party transaction. Similarly, the Company may acquire an Infrastructure Asset and subsequently syndicate, or sell some or all of it, to KKR, KKR Vehicles, co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the Shareholders and other investors thereof or applicable credit facilities (each such Infrastructure Asset, a “Warehoused Asset”). The Manager may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such Infrastructure Assets may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Manager may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred assets at above fair value, and/or separately sells assets at below fair value. The Company and any Controlled Portfolio Company (defined herein) of the Company shall not consummate any sale of an Infrastructure Asset to, or acquisition of an Infrastructure Asset from KKR, any KKR Vehicle, any of their respective Affiliates or any Controlled Portfolio Company unless such transaction (A) is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by (x) the Executive Committee and (y) the Audit Committee (“Special Approval”). “Controlled Portfolio Company” means a portfolio company of any KKR Vehicle of which the KKR Vehicle (together with KKR or any other KKR Vehicles) holds a majority of the outstanding voting equity, has the right to appoint a majority of the board members (or equivalent managers) or otherwise has the right to exercise majority control by contract. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates may retain any portion of an

Infrastructure Asset initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and KKR Vehicles to enter into conditional purchase agreements, where the Company and/or KKR Vehicles agree to acquire future Infrastructure Assets warehoused by KKR: (i) prior to their original acquisition; and (ii) prior to the Company and KKR Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or KKR Vehicles (as the case may be) having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of Infrastructure Assets to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, KKR will have a conflict of interest if KKR were to receive fees, including an incentive allocation, from a KKR Vehicle acquiring from or transferring to the Company all or a portion of an Infrastructure Asset. In addition, since KKR Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such KKR Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

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

The Company intends to continue to operate its business in a manner such that neither of the two relevant definitions of “investment company” under the Investment Company Act are applicable to it. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 15% of its total assets in the Liquidity Portfolio in order to provide it with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of KKR portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

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

Our Manager’s compliance with securities laws and regulations, as well as other laws and regulations applicable to its business, is subject to frequent examinations, inquiries and investigations by U.S. federal and state, as well as non-U.S., governmental agencies and regulatory authorities (including self-regulatory organizations) in the jurisdictions in which the Manager operates. Governmental agencies and regulatory authorities (including self-regulatory organizations) often have broad discretion to interpret and apply the laws and regulations applicable to our Manager’s industry and business and to determine areas of focus for their examinations, inquiries, and investigations. Moreover, many of these laws and regulations authorize such entities to conduct enforcement actions and other proceedings that may result in civil or criminal liability, penalties, and fines or other sanctions, including censures, cease-and-desist orders, settlements or revocations, suspensions or expulsions of applicable memberships, licenses, registrations, authorizations or other regulatory approvals that, in any of these cases, may apply with respect to our Manager or any one or more of its businesses, employees, investments or portfolio companies. In addition, convictions, injunctions, sanctions or settlements imposed by a governmental authority could form the basis for automatic or discretionary limitations on our Manager’s memberships, licenses, registrations, authorizations or other regulatory approvals, or our ability or the ability of our Manager’s affiliates to rely on exemptions, that are administered by a different governmental authority. Any of these actions or consequences could materially and adversely affect our Manager.

For instance, on January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against the KKR Group and various KKR Group-sponsored investment entities (the “KKR Parties”) alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Parties, including civil penalties and equitable relief, including potential disgorgement. In January 2025, the KKR Parties filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the FTC, and the United States of America pertaining to the HSR Act-related investigations conducted by the DOJ, which requests various forms of relief, including declaratory judgments that: (i) the KKR Parties did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. The KKR Parties and the DOJ have filed motions to dismiss the DOJ Complaint and the KKR Complaint, respectively. The DOJ has continued its investigations into certain of the KKR Parties’ past HSR Act filings, and the KKR Parties continue to cooperate in connection with these investigations. The DOJ may initiate additional civil or criminal proceedings or take other actions against the KKR Group, its employees or its portfolio companies, which could include further antitrust investigations into past HSR Act filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to the KKR Group. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, the KKR Group is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters, including the European Commission’s investigation relating to the acquisition of certain infrastructure assets of Telecom Italia S.p.A. and FiberCop S.p.A. The KKR Group intends to cooperate in connection with these other investigations.

Any resolution of claims brought by a governmental agency or regulatory authority (including self-regulatory organizations) may, in addition to the imposition of significant monetary penalties or other sanctions, require an admission of wrongdoing or result in adverse limitations or prohibitions on the Manager’s ability to conduct its business activities, including potential statutory disqualifications, third-party oversight of various business processes, or the divestiture of investments. Actions by a governmental agency or regulatory authority in one area of our Manager’s business could materially and adversely affect our business, results of operations and financial condition. Even if an investigation or proceeding does not result in a sanction or the sanction imposed is not material in monetary terms, the investigation, proceeding, action, imposition of sanctions or general perception of impropriety could still significantly harm our Manager’s reputation, adversely impact its relationship with regulators, result in increased future regulatory scrutiny, result in the loss of our ability to raise capital and our access to acquisition opportunities, and place it at a material disadvantage to its competitors.

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

Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks.

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

Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our Infrastructure Assets are subject to both U.S. federal and state privacy and data protection laws and regulations. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights and Enforcement Act of 2020, the “CCPA”), provides enhanced rights, a private right of action for certain data breaches, and statutory fines, damages and penalties for violations. Other U.S. states have passed their own consumer privacy laws and other states are considering doing so. At the U.S. federal level, we are subject to the Gramm-Leach-Bliley Act of 1999, and implementing regulations, including Regulation S-P, which governs privacy notices and the safeguarding and disposal of customer information and establishes certain incident response and notification obligations.

We may also be subject to non-U.S. privacy and data protection laws, including the European General Data Protection Regulation, the Personal Information Protection Law of the People’s Republic of China, the India Digital Personal Data Protection Act 2023, the UK Data Protection Act, and similar laws in other jurisdictions. Many of these regimes have extraterritorial reach, impose differing or conflicting requirements, and may apply to data processing activities conducted by us, our Infrastructure Assets, or third-party service providers. In addition, we are often subject to privacy and data security obligations arising from contractual commitments with counterparties.

There is also increased regulatory attention about the use of artificial intelligence. For example, the EU has adopted Regulation (EU) 2024/1689, which establishes a comprehensive, risk-based regulatory framework governing the development, marketing, deployment and use of artificial intelligence systems within the EU.

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

Cybersecurity failures and data security breaches could have a material adverse impact on our businesses.

We are subject to various risks and costs associated with the collection, processing, storage and transmission of proprietary, sensitive and otherwise confidential information, including personal information of our Shareholders, officers, contractors and other counterparties and third parties, to which we have access and process through a variety of media, including information technology systems. Breaches in security could potentially jeopardize our, our officers’, our Shareholders’ and our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations or other privacy legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations and a loss of Shareholder confidence and other reputational damage.

We continuously face various security threats on a regular basis, including ongoing cybersecurity threats to, and attacks on, our information technology infrastructure that are intended to gain access to our confidential information, destroy data or disable, degrade or sabotage our systems. The risk of a security breach or disruption has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). KKR employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, which we or the services providers we retain, like administrators, paying agents and escrow agents, may not be able to detect or protect against. These same cybersecurity breaches, cyberattack and cyber intrusions could also be employed against our various stakeholders or other third parties, including attempts to impersonate our Manager or KKR employees, which could cause similar security impacts to our stakeholders, including our Infrastructure Assets, and other third parties and materially and adversely impact us. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.

Our cybersecurity risk management efforts and our investment in information technology may not be successful in preventing cyber incidents, which could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently may not be recognized until launched, and can originate from a wide variety of sources. Furthermore, if we experience a cybersecurity incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our Shareholders to lose confidence in the effectiveness of our security measures.

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

Disruptions in our technology infrastructure or the occurrence of other operational errors could materially and adversely affect our business.

Our business depends on the effective execution of operational processes and the reliability of information technology systems, both those we operate and those provided by third parties. We rely on technology systems, including computer hardware, software systems, data processing systems and other technology infrastructure that we own or that are provided and maintained by third party service providers. As our reliance on such technology infrastructure has increased, so have the risks associated with system vulnerabilities, data loss, cybersecurity incidents, processing failures and operational disruptions. If we are unable to adapt our technology infrastructure to accommodate our growth, business changes or regulatory compliance needs, or if the cost of maintaining such systems may increase materially from its current level, it may have a material adverse effect on us. We may need to continue to invest heavily in upgrades and expansions to our information technology infrastructure to continue to support our business and to avoid disruption of our operations, including our acquisition activities. Moreover, the technology systems of third-party providers and technology infrastructure that we own may contain vulnerabilities or experience disruptions, including those resulting in data loss, that could materially and adversely impact our business. In addition, certain of our operational processes continue to involve engaging in manual processes, which are inherently subject to execution risk, including unintentional mistakes, processing errors or control failures, which could materially and adversely affect us. Manual processes may be particularly susceptible to error during periods of high transaction volume, personnel changes, new technology system implementations or other operational transitions. Although we maintain policies, procedures, and internal controls, and have implemented technology infrastructure designed to mitigate these risks, such measures may not be effective in preventing or detecting errors in a timely manner. Failures in our operational processes could result in financial loss, regulatory scrutiny, reputational harm, and other adverse consequences.

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

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price Shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Transactional Net Asset Value, Shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, Shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last day of the prior quarter, the repurchase price received by a Shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Participation Allocation, Management Fee, Servicing Fee and/or Distribution Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.

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

The amount of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over possibly short periods of time. Our Manager’s determination of an Infrastructure Asset’s fair value may differ materially from the value that would have been determined if a ready market for the securities had existed. In addition, the range of potential valuation methodologies and the potential exercise of our Manager’s subjective judgment in determining valuation might cause some of our Shareholders or regulators to question our valuations or methodologies. There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations or that we will be able to achieve some valuations.

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

We have a limited operating history.

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

In addition, we may receive significant subscription requests from other KKR-sponsored vehicles and from large third-party investors, which could result in a concentration of ownership among a limited number of Shareholders. If one or more such Shareholders subsequently submit requests to have a large number of their Shares repurchased – particularly if such requests are made during the same repurchase period – the aggregate amount of Shares tendered for repurchase may exceed the limits under our share repurchase plan and trigger proration among all Shareholders that have submitted requests for repurchase during the applicable repurchase period. In addition, the anticipation of proration may cause certain Shareholders to tender more Shares than they wish to have repurchased, which could further increase the likelihood of proration. As a result, repurchase requests may be prorated and we may repurchase fewer Shares than requested.

Considering all of these factors, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Item 1. Business—Share Repurchases—Share Repurchase Plan.”

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

We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In addition, we may hold government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

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

KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.

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

The KKR CISO is a member of KKR’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across KKR. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively in the cybersecurity risk management environment for KKR, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at KKR.

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

Cybersecurity Risk Management and Strategy

KKR has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within KKR’s enterprise risk management framework. The cybersecurity incident response plan includes details on the cybersecurity incident response management team, which includes members of the Company’s management team. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. KKR performs cybersecurity-related diligence on third parties that have access to its systems, data or facilities. In addition to the KKR CISO and KKR’s Chief Compliance Officer, the KKR CIRT includes members of KKR’s legal, technology, compliance, risk, public affairs, human capital and finance groups. The Company also has a cybersecurity incident response plan that is consistent with that of KKR and has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of the Company management and the Board.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security training as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.

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

Item 3.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see the section entitled “Legal Proceedings” appearing in Note 9. Commitments and Contingencies to our consolidated financial statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Shares

The Company’s Shares are not listed or traded on any recognized securities exchange. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Transactional Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. The Company’s transactional net asset value is the price at which we sell and repurchase our Shares.

Holders

As of March 20, 2026, the Company has the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class I Shares	10,420
Class S Shares	17,780
Class U Shares	10,320
Class R Shares	3,284
Class D Shares	659
Class E Shares	1
Class F Shares	6
Class G Shares	1
Class H Shares	1

Distributions

From July 2023 through December 2023, we declared monthly distributions, which were payable on a quarterly basis, for each of our outstanding Share classes (except for Class G Shares and Class H Shares, and for July 2023, Class F Shares, and for August 2023 and September 2023, Class E Shares). Commencing in January 2024, the Company declared, and intends to declare on a going forward basis, distributions on a quarterly basis. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all. Each class of the Company’s Shares receives the same gross distribution per share, when distributions are declared on such class. The net distribution varies for each class based on the estimated applicable shareholder servicing fees and distribution fees, which is deducted from the monthly distribution per share and paid directly to the Dealer-Manager (defined herein). The net distributions will be paid in cash or reinvested in Shares of the Company for shareholders participating in the Company’s distribution reinvestment plan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	—	$—	—	—
November 1, 2025 to November 30, 2025	759,801	29.62	759,801	—
December 1, 2025 to December 31, 2025	—	—	—	—
Total	759,801	$29.62	759,801	—

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

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

All dollar amounts in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Overview

KKR Infrastructure Conglomerate LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and we operate our business in a manner so that we are not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Our Infrastructure Assets include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and projects. The Company commenced principal operations on June 1, 2023.

We have been established by KKR to own and control joint ventures (“Joint Ventures”) that, directly or indirectly, own majority and/or primarily controlling stakes in Infrastructure Assets, and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We acquire, own and control Infrastructure Assets through Joint Ventures in the geographies where KKR is active, including North America, Western Europe and Asia Pacific. Over time, we expect to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from continuous offerings of our securities, and distributions from Infrastructure Assets, and by opportunistically recycling capital generated from dispositions of Infrastructure Assets.

A key part of our strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined herein) that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that we will own nearly all of our Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company and the KKR Vehicles in a Joint Venture both have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition strategy that pools the resources of the KKR Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over Infrastructure Assets and leverages KKR’s operations-oriented management approach to value creation with the objective of achieving both current income and capital appreciation for all interest holders in the Joint Venture. We currently own, and expect to own in the future, all or substantially all of our Infrastructure Assets directly or indirectly through one of our wholly-owned holding companies formed to acquire, own and control Infrastructure Assets (the “Operating Subsidiaries”). In turn, each Operating Subsidiary holds our interests in Infrastructure Assets and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying Infrastructure Asset. The Company and the applicable KKR Vehicle will hold the interests in each Infrastructure Asset as co-general partners of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may occasionally be a passive investor into a vehicle that holds an investment in a single Infrastructure Asset. We may also make investments into vehicles controlled by an external adviser where we do not have direct input into the underlying investments.

We expect that, in the ordinary course, our acquisitions of Infrastructure Assets, whether made through our Joint Ventures or, to a lesser extent, our other acquisition strategies, will make up approximately 85% of our assets (with no more than 15% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD). Additionally, we expect that approximately 15% of our assets will consist of cash and cash equivalents and foreign currencies at fair value, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans of KKR portfolio companies and/or (ii) funds invested in any of the foregoing managed by KKR or affiliates thereof) (collectively, the “Liquidity Portfolio”) in each case in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 15% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as KKR DAV Manager LLC (our “Manager”) determines. In addition to the target of 15% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. We will not acquire any cryptocurrency. Additionally, (a) no more than 5% of our assets will consist of interests in “blind pools” and (b) no more than 10% of our assets will consist of publicly traded equity securities (not including any Infrastructure Asset that becomes publicly traded during the term of our ownership or acquisitions in connection with take-private transactions or where the Company may, directly or through its Joint Ventures, direct the appointment of at least one member of the Infrastructure Asset’s board of directors).

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

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. We currently offer three classes of investor shares: Class S Shares, Class D Shares and Class I Shares. Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (together with the Class S Shares, Class D Shares and Class I Shares, the “Investor Shares,” and the Investor Shares together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of June 1, 2024. We may offer additional classes of Investor Shares in the future.

Recent Developments

Infrastructure Assets Activities

During the year ended December 31, 2025, the Company acquired certain indirect interests in Infrastructure Assets, as follows:

Infrastructure Asset	Description
AEP Transmission Company LLC	Network of high voltage power lines and substations that transport electricity across Ohio, Indiana and Michigan
CapeOmega AS	Maritime transportation platform that co-owns a fleet of liquified natural gas ("LNG") carrier vessels
Cyrusone Holdco LLC	Data center platform with a footprint across North America, Europe, and Asia
Dawsongroup plc	Full-service lessor of commercial vehicles and refrigerated storage units based in the United Kingdom

Infrastructure Asset	Description
Enilive S.p.A.	Joint venture with European energy major backed by fueling station and biorefining assets
Metronet Systems Holdings	Fiber-optic internet network reaching United States households across multiple states
Queensland Airports Limited	Portfolio of airports serving the Gold Coast and other parts of north-east Australia

During the year ended December 31, 2025, the Company also acquired incremental indirect interests in Avantus LLC, Encavis AG, Greenvolt Energias Renovaveis SA, Grove Education Partners Holdco Limited, Nxera MY Pte Ltd., Refresco Group B.V., Sempra Infrastructure LLC, STT GD Pte Ltd, Vantage Towers AG and Zenobe Energy Ltd as well as indirect interests in Salisbury Topco Limited and SMA Topco Limited for $680,052 in the aggregate.

As of December 31, 2025, the Company’s Infrastructure Assets were comprised of many underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of December 31, 2025, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding).

As of December 31, 2025, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries
Telecom Italia NetCo	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom
CapeOmega AS	Maritime transportation platform that co-owns a fleet of LNG carrier vessels
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States

Infrastructure Asset (1)	Description
Cyrusone Holdco LLC	Data center platform with a footprint across North America, Europe, and Asia
Albioma SA	Power company with numerous plants producing electricity primarily in the French Overseas Territories

(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of December 31, 2025.

Business Environment

Beginning in March 2025 and continuing through the date of the filing of this Annual Report on Form 10-K, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners since April 2025. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our Infrastructure Assets, the pace and volume of our deployments and realizations, and our fundraising activities.

Revolving Credit Facility Upsize

On July 24, 2025, certain indirect subsidiaries of the Company (the “Borrowers”) entered into the Fourth Joinder (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Annual Report on Form 10-K) to the Credit Agreement. Pursuant to the Fourth Joinder, the credit available to the Borrowers was increased by $200,000 to an aggregate principal amount of $750,000.

On August 1, 2025, the Borrowers entered into the Fifth Joinder (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Annual Report on Form 10-K) to the Credit Agreement. Pursuant to the Fifth Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $900,000.

On November 13, 2025, the Borrowers entered into the Sixth Joinder (as defined in “Note 7. Credit Facility” to our consolidated financial statements in this Annual Report on Form 10-K) to the Credit Agreement. Pursuant to the Sixth Joinder, the credit available to the Borrowers was increased by $350,000 to an aggregate principal amount of $1,250,000.

On January 27, 2026, the Borrowers entered into the Second Amendment (as defined in “Note 13. Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K”) to the Credit Agreement. The Second Amendment includes certain updates to the Credit Agreement in contemplation of one or more of the Borrowers thereunder being taxed as real estate investment trusts under the Internal Revenue Code of 1986, as amended.

On March 25, 2026, the Borrowers entered into a facility upsize agreement (the “Upsize Agreement”) to the Credit Agreement. Pursuant to the Upsize Agreement, the credit available to the Borrowers was increased by $50,000 to an aggregate principal amount of $1,300,000. On March 24, 2026, the Company remitted $250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Upsize Agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Second Amendment and the Upsize Agreement.

See “Note 7. Credit Facility” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

Line of Credit

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the approval of the Line of Credit Lender (as defined in “Note 5. Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K”). On January 5, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through August 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

See “Note 5. Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

A discussion of the results of operations for the year ended December 31, 2025 is as follows:

Operating Results

During the year ended December 31, 2025, we raised aggregate subscription proceeds of $2,843,985 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares (2)	Class R Shares	Class D Shares	Class R-S Shares (3)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended December 31, 2025	2.19%	1.93%	1.94%	Not applicable	2.20%	2.12%	Not applicable
Year ended December 31, 2025	10.13%	9.15%	9.18%	Not applicable	10.17%	9.85%	Not applicable
Inception to date annualized December 31, 2025	10.06%	9.40%	10.68%	Not applicable	11.64%	9.77%	Not applicable

(1) “Three months ended” and “Year ended”, for a given share class, means total return for the respective calendar period. “Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On November 3, 2025, all of the Company’s outstanding Class R-D Shares were converted into Class D Shares and there were no outstanding Class R-D Shares as of November 30, 2025.

(3) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Investment income
Dividend and other income	$133,625	$42,111	$91,514	$42,111	$14,783	$27,328
Total investment income	133,625	42,111	91,514	42,111	14,783	27,328

Operating expenses
Performance participation allocation	67,068	31,369	35,699	31,369	8,335	23,034
Management fee expense	55,608	24,029	31,579	24,029	1,193	22,836
General and administration expenses	8,984	5,596	3,388	5,596	3,887	1,709
Professional fees	8,269	7,831	438	7,831	6,102	1,729
Interest expense	10,829	3,670	7,159	3,670	—	3,670
Directors' fees and expenses	472	484	(12)	484	345	139
Deferred offering costs amortization	—	825	(825)	825	1,156	(331)
Organization costs	—	—	—	—	3,333	(3,333)
Total operating expenses	151,230	73,804	77,426	73,804	24,351	49,453
Less: Expenses reimbursed by Manager	—	(2,377)	2,377	(2,377)	(11,114)	8,737
Add: Expenses recouped by Manager	12,601	2,355	10,246	2,355	—	2,355
Less: Management fee and expense credits	(47,343)	(25,419)	(21,924)	(25,419)	—	(25,419)
Net operating expenses	116,488	48,363	68,125	48,363	13,237	35,126
Net investment income (loss) before income taxes	17,137	(6,252)	23,389	(6,252)	1,546	(7,798)
Provision for (benefit from) income taxes	—	—	—	—	82	(82)
Net investment income (loss)	17,137	(6,252)	23,389	(6,252)	1,464	(7,716)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	745	(2,042)	2,787	(2,042)	1,494	(3,536)
Foreign currency forward contracts	(113,779)	(65,263)	(48,516)	(65,263)	—	(65,263)
Total net realized gain (loss)	(113,034)	(67,305)	(45,729)	(67,305)	1,494	(68,799)

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	348,519	243,668	104,851	243,668	56,179	187,489
Foreign currency	15	(1)	16	(1)	—	(1)
Foreign currency translation	333,473	(100,005)	433,478	(100,005)	32,116	(132,121)
Foreign currency forward contracts	(120,856)	149,803	(270,659)	149,803	(18,862)	168,665
Total net change in unrealized appreciation (depreciation) before income taxes	561,151	293,465	267,686	293,465	69,433	224,032
Provision for (benefit from) income taxes	5,412	1,597	3,815	1,597	—	1,597
Total net change in unrealized appreciation (depreciation) after income taxes	555,739	291,868	263,871	291,868	69,433	222,435

Net increase in net assets resulting from operations	$459,842	$218,311	$241,531	$218,311	$72,391	$145,920

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with ASC 946, Financial Services—Investment Companies (“ASC 946”), and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

Dividend and other income increased $91,514 for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Expenses

Total operating expenses increased $77,426 for the year ended December 31, 2025 as compared to the year ended December 31, 2024, respectively, primarily due to the increased Performance Participation Allocation (defined herein) and Management Fee (defined herein) expense during the year (as discussed below).

For the years ended December 31, 2025 and 2024, the Manager recouped expenses of $12,601 and $2,355 incurred by the Company, pursuant to the Expense Limitation Agreement (defined herein), respectively.

For the year ended December 31, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three-year period. For the year ended December 31, 2025, the Manager did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

The Performance Participation Allocation (as defined below) increased $35,699 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. As of December 31, 2025 and 2024, the Company accrued $19,032 and $6,642 of a Performance Participation Allocation, respectively.

For the years ended December 31, 2025 and 2024, the Manager earned $55,608 and $24,029 in gross Management Fees, respectively. For the years ended December 31, 2025 and 2024, the Company offset Management Fees and certain operating expenses of $47,343 and $25,419, respectively.

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment income (loss) increased $23,389 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, net investment income (loss) was $17,137 and $(6,252), respectively. The increase (decrease) in net investment income (loss) was attributable to an increase in total investment income of $91,514, partially offset by an increase in net operating expenses of $68,125 for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

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

For the years ended December 31, 2025 and 2024, we recorded a $745 and $(2,042) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the years ended December 31, 2025 and 2024, we recorded a $113,779 and $65,263 realized loss on the settlement of foreign currency forward contracts. The increase in realized loss on the settlement of foreign currency forward contracts was primarily attributable to a general weakening of the U.S. dollar during the year ended December 31, 2025. As the U.S. dollar depreciated against certain foreign currencies, the U.S. dollar value of our non-U.S. dollar–denominated assets increased. Correspondingly, our forward contracts became materially out-of-the-money, resulting in larger realized losses upon settlement when the contracts were rolled each quarter. The U.S. dollar movements were less pronounced for the year ended December 31, 2024, resulting in comparatively smaller realized losses. Although the realized loss on the settlement of foreign currency forward contracts negatively impacted earnings for the year ended December 31, 2025, they were partially offset by the favorable effect of foreign currency movements on the underlying exposures that the contracts were intended to economically hedge. Additionally, for the year ended December 31, 2024, the realized loss on the settlement of foreign currency forward contracts and unrealized appreciation on foreign currency contracts were more than offset by unfavorable movements in exchange rates that adversely impacts their U.S. dollar value.

We recorded a net change in unrealized appreciation before income taxes of $561,151 and $293,465 for the years ended December 31, 2025 and 2024, respectively. This net change in unrealized appreciation before income taxes for the years ended December 31, 2025 and 2024 includes unrealized appreciation on investments of $348,519 and $243,668 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation (depreciation) on foreign currency of $15 and $(1) related to the change in value based upon changes in foreign currency exchange rates, respectively; unrealized appreciation (depreciation) on foreign currency translation of $333,473 and $(100,005) related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $(120,856) and $149,803, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $555,739 and $291,868 for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the total net change in unrealized appreciation includes a provision for income taxes of $5,412 and $1,597 and on the holdings of certain equity investments in taxable subsidiaries.

Changes in Net Assets resulting from Operations

For the year ended December 31, 2025, we recorded a net increase in net assets resulting from operations of $459,842. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and unrealized appreciation related to foreign currency translation based upon changes in foreign currency exchange rates, partially offset by our realized loss on foreign currency forward contracts and unrealized depreciation on foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fee is accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2025
Investments at fair value (cost of $4,649,580)	$5,572,347
Cash and cash equivalents	980,166
Foreign currencies at fair value (cost of $183)	184
Other assets	41,426
Other liabilities	(92,605)
Accrued performance participation allocation	(19,032)
Management fee payable	(5,795)
Accrued shareholder servicing fees and distribution fees (1)	(5,002)
Transactional Net Asset Value	$6,471,689
Number of outstanding shares	215,892,126

(1) Shareholder servicing fees apply only to Class S Shares, Class U Shares, Class D Shares, Class R-S Shares and Class R-D Shares. Distribution fees apply only to Class S Shares, Class R-S Shares and Class U Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares and Class D Shares.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2025:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$1,945,574	$2,002,444	$1,418,628	$893,856	$114,231	$1	$96,953	$1	$1	$6,471,689
Number of outstanding shares	64,941,265	66,822,242	47,404,585	29,830,337	3,815,313	40	3,078,264	40	40	215,892,126
Transactional Net Asset Value per Share as of December 31, 2025	$29.96	$29.97	$29.93	$29.96	$29.94	$31.50	$31.50	$34.74	$34.74

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statements of Assets and Liabilities to our Transactional Net Asset Value as of December 31, 2025:

December 31, 2025
GAAP Net Asset Value	$6,259,362
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	199,470
Deferred tax liabilities of certain taxable subsidiaries (2)	12,857
Transactional Net Asset Value	$6,471,689

(1) Represents an adjustment to reflect Shareholder servicing fees and distribution fees related to Class S Shares, Class U Shares and Class D Shares sold as they are accrued on a monthly basis.

(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Assets and are not reasonably expected to be recognized by the Company.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of December 31, 2025:

		As of December 31, 2025
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 10.0%
	Weight Ascribed to Market Comparables	1.9%	0.0% - 50.0%
	Weight Ascribed to Discounted Cash Flow	94.2%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	3.9%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	17.0x	11.7x - 20.4x

Discounted Cash Flow	Weighted Average Cost of Capital (3)	11.1%	6.6% - 22.4%
	Enterprise Value / LTM EBITDA Exit Multiple (4)	13.6x	2.5x - 23.8x

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

(3) Inputs include unlevered discount rate for certain Infrastructure Assets.

(4) Inputs include exit multiple of net operating income rate for certain Infrastructure Assets. “LTM” means Last Twelve Months.

The Manager is ultimately responsible for our NAV calculations.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of December 31, 2025:

Input	Hypothetical Change	Infrastructure Asset Values as of December 31, 2025
Weighted Average Cost of Capital	0.25% decrease	+2.43%
	0.25% increase	-2.38%

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

As of December 31, 2025, total unrealized appreciation and (depreciation) on foreign currency forward contracts of $13,310 and $(3,225), respectively. For the year ended December 31, 2025, the net change in unrealized depreciation on foreign currency forward contracts was $120,856. For the year ended December 31, 2025, the net realized loss on foreign currency forward contracts was $113,779.

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

Distributions

Beginning in July 2023, we declared monthly distributions for each class of the Company’s shares, which were paid on a quarterly basis. Commencing in January 2024, the Company declared, and intends to declare on a going forward basis, distributions on a quarterly basis. However, there can be no guarantee that the Company will declare distributions consistently and at a specific rate, or at all.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for each of the year ended December 31, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	0.3100	0.2476	0.2477	0.2916	0.3100	0.2916	0.3100	0.3100
September 30, 2025	0.3100	0.2466	0.2467	0.2914	0.3100	0.2914	0.3100	0.3100
December 31, 2025	0.3200	0.2558	0.2559	—	0.3200	0.3011	0.3200	0.3200
Total	$1.2500	$0.9981	$0.9985	$0.8748	$1.2500	$1.1759	$1.2500	$1.2500

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

The following table summarizes the Shares repurchased during the year ended December 31, 2025.

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	28.35	43,791	1,242	59	1,183
Class I Shares	28.38	10,840	308	15	293
Class S Shares	28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	28.85	120,209	3,469	140	3,329
Class R Shares	28.87	50,608	1,461	71	1,390
Class S Shares	28.90	24,384	705	35	670
Class I Shares	28.88	13,771	398	20	378
Class R-D Shares	28.86	1,285	37	—	37
Shares repurchased on August 5, 2025:
Class R Shares	29.26	173,676	5,082	112	4,970
Class U Shares	29.24	155,622	4,550	101	4,449
Class S Shares	29.29	48,441	1,419	63	1,356
Class I Shares	29.26	19,916	583	29	554
Class D Shares	29.25	2,576	75	—	75
Shares repurchased on September 25, 2025:
Class I Shares	29.55	1,956	58	—	58
Shares repurchased on November 5, 2025:
Class U Shares	29.61	388,840	11,513	101	11,412
Class R Shares	29.63	246,348	7,300	45	7,255

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class S Shares	29.65	63,276	1,876	93	1,783
Class I Shares	29.63	60,909	1,805	36	1,769
Class R-D Shares	29.61	428	13	—	13
Total		1,524,889	$44,675	$1,052	$43,623

Liquidity and Capital Resources

As of December 31, 2025, the Company had $980,166 and $184 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,300,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. As of December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of December 31, 2025, there was no outstanding balance under the Line of Credit. See “Note 5. Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for additional information about the Line of Credit.

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

Cash Flows

The following table summarizes the changes to our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Cash flows from:	2025	2024	Change
Operating activities	$(1,849,941)	$(1,623,369)	$(226,572)
Financing activities	2,487,743	1,687,501	800,242
Net increase in cash and cash equivalents and foreign currencies at fair value	$637,802	$64,132	$573,670

Cash used in operating activities

Our net cash used in operating activities was $1,849,941 for the year ended December 31, 2025, which was primarily comprised of the usage of $1,883,764 of cash for the acquisition of Infrastructure Assets during the year ended December 31, 2025.

Cash provided by financing activities

Our net cash provided by financing activities was $2,487,743 for the year ended December 31, 2025, which was primarily comprised of $2,843,985 of proceeds from the issuance of Shares pursuant to our continuous Private Offering, partially offset by $229,128 repayment of borrowings under the line of credit.

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

Valuation of Infrastructure Assets

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2025, the Company has accrued $204,472 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 9. Commitments and Contingencies” to our consolidated financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of December 31, 2025, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $538,228, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $64,462, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. As of December 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of KKR Infrastructure Conglomerate LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of KKR Infrastructure Conglomerate LLC (the "Company"), including the condensed consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 26, 2026

We have served as the Company’s auditor since 2022.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value (cost of $4,649,579 and $2,799,929, respectively)	$5,563,528	$3,031,886
Cash and cash equivalents	980,166	342,122
Foreign currencies at fair value (cost of $183 and $426, respectively)	184	425
Deferred financing costs, net	24,548	10,597
Prepaids and other assets	696	3,846
Due from Manager and affiliates	149	—
Receivable for settlement of foreign currency forward contracts	—	1,786
Dividends receivable	3,111	1,441
Unrealized appreciation on foreign currency forward contracts	13,310	130,941
Total assets	6,585,692	3,523,044

Liabilities
Unrealized depreciation on foreign currency forward contracts	3,225	—
Line of credit	—	229,128
Management fee payable	5,795	—
Accrued performance participation allocation	19,032	6,642
Accrued shareholder servicing fees and distribution fees	204,472	117,679
Distributions payable	61,685	30,202
Directors' fees and expenses payable	115	115
Other accrued expenses and liabilities	11,136	4,814
Deferred tax liabilities	6,705	1,636
Due to Manager and affiliates	14,165	10,361
Total liabilities	326,330	400,577

Commitments and contingencies (Note 9)

Net assets (Note 6)	$6,259,362	$3,122,467

Net assets are comprised of
Class I Shares, 64,941,265 and 16,112,717 shares authorized, issued and outstanding, respectively	$1,943,366	$457,224
Class S Shares, 66,822,242 and 18,479,917 shares authorized, issued and outstanding, respectively	1,874,124	489,957
Class U Shares, 47,404,585 and 47,010,082 shares authorized, issued and outstanding, respectively	1,342,254	1,253,543
Class R-D Shares, — and 765,609 shares authorized, issued and outstanding, respectively	—	21,323
Class R Shares, 29,830,337 and 29,417,967 shares authorized, issued and outstanding, respectively	890,930	834,667
Class D Shares, 3,815,313 and 1,107,237 shares authorized, issued and outstanding, respectively	111,869	30,795
Class E Shares, 40 shares authorized, issued and outstanding	1	1
Class F Shares, 3,078,264 and 1,191,769 shares authorized, issued and outstanding, respectively	96,816	34,955

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	1
Net assets	$6,259,362	$3,122,467

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2025	2024	2023
Investment income
Dividend and other income	$133,625	$42,111	$14,783
Total investment income	133,625	42,111	14,783

Operating expenses
Performance participation allocation	67,068	31,369	8,335
Management fee expense	55,608	24,029	1,193
General and administration expenses	8,984	5,596	3,887
Professional fees	8,269	7,831	6,102
Interest expense	10,829	3,670	—
Directors' fees and expenses	472	484	345
Deferred offering costs amortization	—	825	1,156
Organization costs	—	—	3,333
Total operating expenses	151,230	73,804	24,351
Less: Expenses reimbursed by Manager	—	(2,377)	(11,114)
Add: Expenses recouped by Manager	12,601	2,355	—
Less: Management fee and expense credits	(47,343)	(25,419)	—
Net operating expenses	116,488	48,363	13,237
Net investment income (loss) before income taxes	17,137	(6,252)	1,546
Provision for (benefit from) income taxes	—	—	82
Net investment income (loss)	17,137	(6,252)	1,464

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	745	(2,042)	1,494
Foreign currency forward contracts	(113,779)	(65,263)	—
Total net realized gain (loss)	(113,034)	(67,305)	1,494

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	348,519	243,668	56,179
Foreign currency	15	(1)	—
Foreign currency translation	333,473	(100,005)	32,116
Foreign currency forward contracts	(120,856)	149,803	(18,862)
Total net change in unrealized appreciation (depreciation) before income taxes	561,151	293,465	69,433
Provision for (benefit from) income taxes	5,412	1,597	—
Total net change in unrealized appreciation (depreciation) after income taxes	555,739	291,868	69,433

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2025	2024	2023

Net increase in net assets resulting from operations	$459,842	$218,311	$72,391

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of December 31, 2025
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	1,399,409	1,386,434	—	—	—	58,142	—	58,499	—	—	2,902,484
Repurchases of shares	(3,152)	(4,156)	(20,774)	(50)	(16,468)	(75)	—	—	—	—	(44,675)
Reinvestment of distributions	26,582	29,477	35,819	897	26,288	1,523	—	5	—	—	120,591
Transfers in	8,910	2,141	235	1,191	2,395	24,765	—	—	—	—	39,637
Transfers out	(2,141)	(3,655)	(4,087)	(24,765)	(346)	(4,643)	—	—	—	—	(39,637)
Early repurchase fee	249	284	303	3	190	13	—	10	—	—	1,052
Distributions declared	(55,408)	(49,145)	(47,331)	(694)	(37,185)	(2,720)	—	(2,099)	—	—	(194,582)
Net increase (decrease) in net assets resulting from capital activity	1,374,449	1,361,380	(35,835)	(23,418)	(25,126)	77,005	—	56,415	—	—	2,784,870
Net investment income (loss)	3,605	3,249	5,289	54	3,745	224	—	971	—	—	17,137
Net realized gain (loss)	(31,580)	(33,630)	(27,137)	(479)	(17,083)	(1,302)	—	(1,823)	—	—	(113,034)
Net change in unrealized appreciation (depreciation)	139,668	155,360	150,668	2,182	94,727	6,836	—	6,298	—	—	555,739
Net increase (decrease) in net assets resulting from operations	111,693	124,979	128,820	1,757	81,389	5,758	—	5,446	—	—	459,842
Accrued shareholder servicing fees and distribution fees	—	(102,192)	(4,274)	338	—	(1,689)	—	—	—	—	(107,817)
Balance at December 31, 2025	$1,943,366	$1,874,124	$1,342,254	$—	$890,930	$111,869	$1	$96,816	$1	$1	$6,259,362

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of December 31, 2024
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
Consolidated Statements of Changes in Net Assets as of December 31, 2023
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

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net increase in net assets from operations	$459,842	$218,311	$72,391
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	3,570	—	1,193
Class F Shares issued as payment of directors' fees and expenses	250	200	129
Class F Shares issued as payment of performance participation allocation	54,679	33,062	—
Deferred financing costs amortization	7,199	2,319	—
Deferred offering costs amortization	—	825	1,156
Acquisition of Infrastructure Assets	(1,883,764)	(1,587,895)	(193,962)
Proceeds from return of capital on Infrastructure Assets	34,114	2,353	—
Net change in unrealized (appreciation) depreciation on investments	(348,519)	(243,668)	(56,179)
Net change in unrealized (appreciation) depreciation on foreign currency	(15)	1	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(333,473)	100,005	(32,116)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	120,856	(149,803)	18,862
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	3,162	(3,846)	596
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	1,786	(1,786)	—
(Increase) Decrease in deferred offering costs	—	—	(1,312)
(Increase) Decrease in due from Manager and affiliates	(149)	16,549	(11,114)
(Increase) Decrease in dividends receivable	(1,670)	(12)	(1,429)
Increase (Decrease) in management fee payable	5,795	—	—
Increase (Decrease) in accrued performance participation allocation	12,390	(1,693)	8,335
Increase (Decrease) in directors' fees and expenses payable	—	(1)	116
Increase (Decrease) in other accrued expenses and liabilities	6,325	1,963	2,291
Increase (Decrease) in deferred tax liabilities	5,069	1,555	—
Increase (Decrease) in due to Manager and affiliates	2,612	(11,752)	17,977
Increase (Decrease) in organization costs payable	—	(48)	(5,337)
Increase (Decrease) in offering costs payable	—	(8)	(661)
Net cash used in operating activities	(1,849,941)	(1,623,369)	(179,064)
Financing activities
Proceeds from issuance of shares	2,843,985	1,820,311	1,174,004
Proceeds from credit facility	—	150,000	—
Repayment of credit facility	—	(150,000)	—
Repayment of line of credit	(229,128)	(90,000)	—
Payment of deferred financing costs	(19,959)	(10,272)	—
Repurchases of shares	(43,623)	(5,044)	(715,008)
Payment of shareholder servicing fees and distribution fees	(21,024)	(7,881)	—
Payment for offering costs	—	(1,974)	—
Distributions	(42,508)	(17,639)	(1,516)
Net cash provided by financing activities	2,487,743	1,687,501	457,480
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	1	(1)	—
Net increase in cash and cash equivalents and foreign currencies at fair value	637,803	64,131	278,416

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents and foreign currencies at fair value, beginning of period	342,547	278,417	1
Cash and cash equivalents and foreign currencies at fair value, end of period	$980,350	$342,547	$278,417
Supplemental disclosure of cash flow information
Shares issued in exchange for interests in Infrastructure Assets	$—	$—	$701,295
Non-cash proceeds from line of credit in exchange for interests in Infrastructure Assets	—	319,128	—
Change in shareholder servicing fees and distribution fees payable	107,817	76,384	—
Reinvestment of distributions	120,591	53,138	—
Cash paid for interest	2,742	(851)	—
Change in deferred financing costs payable	1,191	2,644	—
Change in subscriptions payable	388	—	—
Cash paid for taxes	105	—	—

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 5.7%
Other Infrastructure Assets (2)		Data Centers	(4)	Level III	Various	N/A	N/A	$354,063	5.7%
Energy & Utilities - 10.6%
Smart Metering Systems Limited (3)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	GBP	N/A	N/A	364,499	5.8%
Other Infrastructure Assets (2)		Energy & Utilities	(5)	Level III	Various	N/A	N/A	299,280	4.8%
Fiber - 12.8%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	EUR	N/A	N/A	616,585	9.9%
Other Infrastructure Assets (2)		Fiber	North America	Level III	USD	N/A	N/A	183,779	2.9%
Industrial Infrastructure - 7.4%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator G.P.	Industrial Infrastructure	Europe	Level III	EUR	N/A	N/A	390,343	6.2%
Other Infrastructure Assets (2)		Industrial Infrastructure	Asia Pacific	Level III	Various	N/A	N/A	70,474	1.1%
Midstream Infrastructure - 6.4%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	Various	N/A	N/A	217,512	3.5%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(8)	USD	N/A	N/A	181,248	2.9%
Other Infrastructure - 2.6%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	Various	N/A	N/A	165,781	2.6%
Renewables - 14.5%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	EUR	N/A	N/A	392,004	6.3%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Renewables	North America	Level III	USD	N/A	N/A	323,809	5.2%
Other Infrastructure Assets (2)		Renewables	Europe	Level III	EUR	N/A	N/A	192,619	3.1%
Social Infrastructure - 9.3%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	544,721	8.7%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	37,786	0.6%
Telecom Towers - 10.2%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	EUR	N/A	N/A	639,551	10.2%
Transportation - 8.0%
CapeOmega OS	Equity Interest Held Through KKR Buoy Aggregator L.P.	Transportation	Europe	Level III	USD	N/A	N/A	357,128	5.7%
Other Infrastructure Assets (2)		Transportation	(7)	Level III	Various	N/A	N/A	146,623	2.3%
Waste - 1.4%
Other Infrastructure Assets (2)		Waste	Asia Pacific	Level III	KRW	N/A	N/A	85,723	1.4%
Total Infrastructure Assets Investments (cost of $4,649,579)								$5,563,528	88.9%

Foreign Currency Forward Contracts
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	172,500	$1,165	—%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	116,640	88	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	34,850	117	—%
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	4,000	(31)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	506,150	3,428	0.1%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	82,430	(648)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	37,618	29	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	21,100	71	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	265,920	204	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	29,250	198	—%
Macquarie Capital	Buy EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	7,450	(22)	—%
Macquarie Capital	Buy GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	7,000	15	—%
Macquarie Capital	Buy GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	250	(1)	—%
Nomura	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	111,400,000	65	—%
Nomura	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	58,860,000	(479)	—%
Nomura	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	1,108,000	(3)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	828,770	5,679	0.1%
Nomura	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	172,500	(10)	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	136,500	(1,071)	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	129,508	109	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	123,700	130	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	46,250	157	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	33,200	(542)	—%
Nomura	Buy SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	28,600	61	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	26,300	(191)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	18,400	68	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	6,600	(91)	—%
Nomura	Buy CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	4,750	80	—%
Nomura	Buy CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	3,850	10	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	700	(11)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	226,021	1,533	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	35,400	(125)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	27,400	21	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	24,500	82	—%
Total Foreign Currency Forward Contracts								$10,085	0.2%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$977,437	15.6%
Total Investments in Money Market Funds (cost of $977,437)								$977,437	15.6%

Total Investments and Cash Equivalents (cost of $5,627,016)								$6,551,050	104.7%
(1) As of December 31, 2025, approximately 20.0%, 16.4%, 47.7% and 4.8% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific, were $1,141,290, $798,653, $2,459,707 and $249,929, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,249,551, $1,021,063, $2,987,918 and $304,996, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

(4) 67.8% of fair value shown is domiciled in North America, 29.2% in Asia Pacific, and 3.0% in United Kingdom.

(5) 83.1% of fair value shown is domiciled in Europe and 16.9% in North America.

(6) 69.4% of fair value shown is domiciled in Europe, 2.1% in North America and 28.5% in United Kingdom.

(7) 33.5% of fair value shown is domiciled in North America, 30.9% in Asia Pacific, 11.1% in United Kingdom, and 24.5% in Europe.

(8) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”).

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

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1.Organization

KKR Infrastructure Conglomerate LLC (“K-INFRA” and the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and the Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. The Company commenced principal operations on June 1, 2023.

A key part of the Company’s strategy is to form Joint Ventures by pooling capital with one or more KKR Vehicles (defined herein) that target acquisitions of Infrastructure Assets that are compatible with the Company’s business strategy. The Company expects it will own nearly all Infrastructure Assets through Joint Ventures alongside one or more KKR Vehicles and that the Joint Ventures will be managed in a way that reflects the commonality of interests between the KKR Vehicles and the Company. The Company intends to primarily own Infrastructure Assets for the long term through Joint Ventures. Infrastructure Assets are generally less liquid and involve longer hold periods than traditional monthly net asset value equity holdings. Such illiquidity could also result from legal or contractual restrictions on their resale.

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

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under ASC 946, Financial Services—Investment Companies (“ASC 946”).

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

Reclassifications

During the year ended December 31, 2024, the Company reclassified $1,636 out of Other accrued expenses and liabilities and into Deferred tax liabilities on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and also reclassified $1,555 out of Increase (Decrease) in other accrued expenses and liabilities and into Increase (Decrease) in deferred tax liabilities on the Consolidated Statements of Cash Flows for the year ended December 31, 2024 to conform to current period presentations. These reclassifications had no impact on Net increase (decrease) in net assets resulting from operations or Net cash used in operating activities, respectively.

As of December 31, 2025, the Company refined their categorization of investments in Infrastructure Assets by industry and geography and accordingly reclassified the prior year presentation for consistency in the Consolidated Schedules of Investments. This reclassification had no impact on Net increase (decrease) in net assets resulting from operations.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of money market funds with financial institutions that invest in securities with maturities of three or fewer months. As of December 31, 2025 and 2024, the Company was invested in the Morgan Stanley Institutional Liquidity Funds Government Portfolio.

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

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2025 and 2024 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.

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

Future application of accounting standards

Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

Adoption of New and Revised Accounting Standards

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company adopted this accounting standard effective for the year ended December 31, 2025 on a prospective basis and its adoption did not have a material impact on its consolidated financial statements.

3.Investments

Summarized Infrastructure Assets Financial Information

The following tables present audited summarized operating data for the years ended December 31, 2025 and 2024 and summarized balance sheet data as of December 31, 2025 and 2024 for the above Infrastructure Assets in the aggregate in which the Company has an indirect equity interest, respectively:

Summarized Operating Data:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$36,437,706	$11,121,050
Expenses	36,693,879	11,253,768
Income before taxes	(256,173)	(132,718)
Income tax expense (benefit)	(127,721)	15,400
Consolidated net income (loss)	(128,452)	(148,118)
Net income (loss) attributable to non-controlling interests	35,109	(27,197)
Net income (loss)	$(163,561)	$(120,921)

The net income above represents the aggregated net income attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income.

Summarized Balance Sheet Data:

	December 31, 2025	December 31, 2024
Current assets	$19,214,632	$8,964,140
Noncurrent assets	158,734,822	80,644,857
Current liabilities	27,370,114	10,783,194
Noncurrent liabilities	82,582,327	43,607,847
Non-controlling interests	4,230,720	4,536,275
Equity	63,766,293	30,681,681

Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2025, according to the fair value hierarchy:

	December 31, 2025
Investments	Level I	Level II	Level III (1)	Investment Measured at Net Asset Value (1) (2)	Fair Value
Infrastructure Assets	$—	$—	$5,382,280	$181,248	$5,563,528
Unrealized appreciation on foreign currency forward contracts	—	13,310	—	—	13,310
Unrealized depreciation on foreign currency forward contracts	—	(3,225)	—	—	(3,225)
Investments in Money Market Funds	977,437	—	—	—	977,437
Total	$977,437	$10,085	$5,382,280	$181,248	$6,551,050

(1) During the year ended December 31, 2025, the Company transferred $193,230 into Level III category of measurement related to certain investments that were initially measured at fair value using the net asset value practical expedient under ASC 820 that represented cash funded to an unconsolidated aggregator that was subsequently utilized to acquire an interest in an Infrastructure Asset. Upon acquiring the indirect interest in the Infrastructure Asset, the fair value of the investment was measured using significant unobservable inputs categorized as Level III.

(2) Certain investments that are measured at fair value using the net asset value practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2025:

Investments	Balance as of December 31, 2024	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Infrastructure Assets	$2,943,129	$1,796,764	$(34,114)	$343,028	$333,473	$5,382,280
Total	$2,943,129	$1,796,764	$(34,114)	$343,028	$333,473	$5,382,280

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2025 attributable to Level III investments and foreign currency translation still held at December 31, 2025 was $343,028 and $333,473, respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the year ended December 31, 2024:

Investments	Balance as of December 31, 2023	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized appreciation on foreign currency translation	Balance as of December 31, 2024
Infrastructure Assets	$983,552	$1,820,024	$(2,353)	$241,911	$(100,005)	$2,943,129
Total	$983,552	$1,820,024	$(2,353)	$241,911	$(100,005)	$2,943,129

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 attributable to Level III investments and foreign currency translation still held at December 31, 2024 was $241,911 and $(100,005), respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of December 31, 2025 and 2024:

					As of December 31, 2025		As of December 31, 2024
Level III Assets	Fair Value December 31, 2025	Fair Value December 31, 2024	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$5,382,280	$2,943,129	Inputs to market comparables, discounted cash flow and transaction price/other	Illiquidity Discount	7.1%	5.0% - 10.0%	6.4%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.9%	0.0% - 50.0%	1.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	94.2%	0.0% - 100.0%	87.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price/Other	3.9%	0.0% - 100.0%	11.1%	0.0% - 100.0%	(6)

					As of December 31, 2025		As of December 31, 2024
Level III Assets	Fair Value December 31, 2025	Fair Value December 31, 2024	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

			Market comparables	Enterprise Value / Forward EBITDA Multiple	17.0x	11.7x - 20.4x	11.6x	11.6x - 11.6x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11.1%	6.6% - 22.4%	9.7%	6.4% - 15.2%	Decrease
				Enterprise Value / LTM EBITDA Exit Multiple	13.6x	2.5x - 23.8x	14.4x	7.0x - 24.0x	Increase

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

For the years ended December 31, 2025 and 2024, the Manager earned $55,608 and $24,029 in gross Management Fees, respectively.

For the years ended December 31, 2025 and 2024, the Company offset Management Fees and certain operating expenses of $47,343 and $25,419, respectively.

As of December 31, 2025, the Company did not have an unapplied credit balance to be carried forward that related to Other Fees earned. As of December 31, 2024, there were unapplied credits of $19,797 to be carried forward that relate to Other Fees earned.

For the year ended December 31, 2025, the Company issued 115,100 Class F Shares to the Manager, which represents payment in satisfaction of a Management Fee of $3,570 for services rendered by the Manager in accordance with the terms of the Management Agreement.

As of December 31, 2025, the Company owed $5,795 to the Manager for Management Fees, which amounts are included in Management fee payable on the Statements of Assets and Liabilities. As of December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

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

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR revised this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s indefinite life assets on an inception to-date basis. Additionally, effective January 1, 2026, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

A Performance Participation Allocation accrual of $19,032 and $6,642 was recorded as of December 31, 2025 and 2024 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $67,068 and $31,369 Performance Participation Allocation for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company issued approximately 1,762,944 Class F Shares to KKR totaling $54,679 in satisfaction of the Performance Participation Allocation resulting from the end of the Reference Period ended September 30, 2025 and certain repurchases of Investor Shares by the Company during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company issued approximately 1,134,757 Class F Shares to KKR totaling $33,063 in satisfaction of the Performance Participation Allocation resulting from the end of the Reference Period ended September 30, 2024 and certain repurchases of Investor Shares by the Company during the year ended December 31, 2024.

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

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s transactional net asset value which is the price at which the Company sells and repurchases its Shares. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined herein) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

During the year ended December 31, 2025, the Company paid ongoing distribution and servicing fees of $53 to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2025 and 2024, the Company has accrued $204,472 and $117,679, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares and Class D Shares sold.

Expense Limitation and Reimbursement Agreement

On December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager, which amended and restated the Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of May 10, 2023. The Expense Limitation Agreement extended the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. Pursuant to the Expense Limitation Agreement, the Manager will forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined herein) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement was in effect through and including December 31, 2024 and was not renewed by the Manager and the Company for a successive term. Under the Expense Limitation Agreement, the Company agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed three years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

For the years ended December 31, 2025 and 2024, the Manager recouped expenses of $12,601 and $2,355 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively.

For the year ended December 31, 2024, the Manager agreed to reimburse expenses of $2,377 incurred by the Company, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a three year period. For the year ended December 31, 2025, the Management did not reimburse expenses incurred by the Company, pursuant to the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2025, the Company has recorded $14,165 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

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

The following table reflects the amounts incurred by the Company and subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager:

For the Three Months Ended	Amount	Last Expiration Date
December 31, 2023	1,593	December 31, 2026
March 31, 2024	1,923	March 31, 2027
June 30, 2024	454	June 30, 2027
Total	$3,970

As of December 31, 2025 and 2024, management believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit, which was further amended on July 9, 2025 and January 5, 2026 (the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. On January 5, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through August 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Line of Credit Lender and its assignees shall have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of December 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of December 31, 2025.

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

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Related Parties

During the year ended December 31, 2025, the Company purchased interests in Infrastructure Assets from investment vehicles and proprietary investment vehicles managed by an affiliate of the Manager for $373,014 and recorded unrealized appreciation of $32,322 in connection with the Infrastructure Assets acquired.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the year ended December 31, 2025, the Company purchased an interest in an Infrastructure Asset for $180,000 from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship infrastructure vehicle as part of a sale and purchase between successive fund vintages.

During the year ended December 31, 2025, the Company purchased interests in Infrastructure Assets from investment vehicles and proprietary investment vehicles managed by an affiliate of the Manager for $10,589.

During the year ended December 31, 2024, KKR Alternative Assets LLC, an indirect subsidiary of KKR, contributed ownership interests in certain Infrastructure Assets to the Company for aggregate consideration of $378,487 in exchange for cash and borrowings under the Line of Credit.

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Non-Affiliates

During the year ended December 31, 2025, the Company purchased interests in Infrastructure Assets from non-affiliated investment vehicles for $20,649 and recorded unrealized appreciation of $1,571 in connection with Infrastructure Assets acquired.

6.Net Assets

The following table is a summary of the movement in the Company’s outstanding Shares during the year ended December 31, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2025
Class I Shares	16,112,717	47,793,057	(107,392)	909,874	305,343	(72,334)	64,941,265
Class S Shares	18,479,917	47,528,093	(141,594)	1,008,621	72,337	(125,132)	66,822,242
Class U Shares	47,010,082	—	(708,462)	1,234,599	8,106	(139,740)	47,404,585
Class R-D Shares	765,609	—	(1,713)	30,890	40,733	(835,519)	—
Class R Shares	29,417,967	—	(563,152)	905,511	81,843	(11,832)	29,830,337
Class D Shares	1,107,237	1,982,404	(2,576)	52,268	835,517	(159,537)	3,815,313
Class R-S Shares	—	—	—	—	—	—	—
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	1,886,324	—	171	—	—	3,078,264
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	99,189,878	(1,524,889)	4,141,934	1,343,879	(1,344,094)	215,892,126

The following table is a summary of the movement in the Company’s outstanding Shares during the year ended December 31, 2024:

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2024
Class I Shares	131,691	15,332,934	(3,185)	77,826	705,142	(131,691)	16,112,717
Class S Shares	—	18,301,492	(9,085)	93,661	93,849	—	18,479,917
Class U Shares	28,088,229	18,268,094	(116,365)	1,003,269	—	(233,145)	47,010,082
Class R-D Shares	353,076	371,276	—	21,857	19,400	—	765,609
Class R Shares	16,671,146	12,451,967	(62,981)	717,816	324,521	(684,502)	29,417,967
Class D Shares	380	1,097,459	—	9,398	—	—	1,107,237
Class R-S Shares	—	93,561	—	220	—	(93,781)	—

	Shares Outstanding as of December 31, 2023	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2024
Class E Shares	40	—	—	—	—	—	40
Class F Shares	49,830	1,141,844	—	95	—	—	1,191,769
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	45,294,472	67,058,627	(191,616)	1,924,142	1,142,912	(1,143,119)	114,085,418

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

Share Repurchases

At the Shareholders request, the Shares are redeemable at the transactional net asset value per share which is the price at which the Company sells and repurchases its Shares, subject to the conditions under its share repurchase plan. Under its share repurchase plan, repurchases will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). The following table summarizes the Company’s transactional net asset value per share:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of December 31, 2025	$29.96	$29.97	$29.93	$29.96	$29.94	$31.50	$31.50	$34.74	$34.74

The following table summarizes the Shares repurchased during the year ended December 31, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	$1,242	$59	$1,183

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class I Shares	$28.38	10,840	$308	$15	$293
Class S Shares	$28.40	2,693	$76	$4	$72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	$80	$—	$80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	$3,469	$140	$3,329
Class R Shares	$28.87	50,608	$1,461	$71	$1,390
Class S Shares	$28.90	24,384	$705	$35	$670
Class I Shares	$28.88	13,771	$398	$20	$378
Class R-D Shares	$28.86	1,285	$37	$—	$37
Shares repurchased on August 5, 2025:
Class R Shares	$29.26	173,676	$5,082	$112	$4,970
Class U Shares	$29.24	155,622	$4,550	$101	$4,449
Class S Shares	$29.29	48,441	$1,419	$63	$1,356
Class I Shares	$29.26	19,916	$583	$29	$554
Class D Shares	$29.25	2,576	$75	$—	$75
Shares repurchased on September 25, 2025:
Class I Shares	$29.55	1,956	$58	$—	$58
Shares repurchased on November 5, 2025:
Class U Shares	$29.61	388,840	$11,513	$101	$11,412
Class R Shares	$29.63	246,348	$7,300	$45	$7,255
Class S Shares	$29.65	63,276	$1,876	$93	$1,783
Class I Shares	$29.63	60,909	$1,805	$36	$1,769
Class R-D Shares	$29.61	428	$13	$—	$13
Total		1,524,889	$44,675	$1,052	$43,623

The following table summarizes the Shares repurchased during the year ended December 31, 2024.

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2024:
Class U Shares	$26.94	4,060	$109	$5	$104
Class R Shares	$26.96	9,644	$260	$13	$247
Shares repurchased on May 6, 2024:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$27.17	41,794	$1,136	$51	$1,085
Class R Shares	$27.19	19,357	$526	$26	$500
Shares repurchased on August 5, 2024:
Class U Shares	$27.48	37,579	$1,033	$52	$981
Class R Shares	$27.50	1,000	$27	$1	$26
Shares repurchased on November 5, 2024:
Class U Shares	$28.23	32,932	$930	$45	$885
Class R Shares	$28.25	32,980	$932	$46	$886
Class S Shares	$28.27	9,085	$257	$13	$244
Class I Shares	$28.25	3,185	$90	$4	$86
Total		191,616	$5,300	$256	$5,044

Early Repurchase Fee

Under the Company’s share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

7.Credit Facility

Revolving Credit Agreement

On April 3, 2024, certain subsidiaries (collectively, the “Borrowers”) of the Company entered into a revolving credit agreement (as amended from time to time, the “Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent and collateral agent, KKR Capital Markets LLC, an affiliate of the Company, as joint lead arranger, and the lenders party thereto. On April 3, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Credit Agreement.
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

On September 30, 2024, the Borrowers entered into a first lender joinder agreement (the “First Joinder”) to the Credit Agreement. Pursuant to the First Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $300,000. On September 30, 2024, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the First Joinder.

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

On August 1, 2025, the Borrowers entered into a fifth lender joinder agreement (the “Fifth Joinder”) to the Credit Agreement. Pursuant to the Fifth Joinder, the credit available to the Borrowers was increased by $150,000 to an aggregate principal amount of $900,000. On August 1, 2025, the Company remitted $750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Fifth Joinder.

On November 13, 2025, the Borrowers entered into a sixth lender joinder agreement (the “Sixth Joinder”, together with the First Joinder, the Second Joinder, the Third Joinder, the Fourth Joinder, the Fifth Joinder and the First Amendment, the “Credit Agreement Amendments”) to the Credit Agreement. Pursuant to the Sixth Joinder, the credit available to the Borrowers was increased by $350,000 to an aggregate principal amount of $1,250,000. On November 13, 2025, the Company remitted $1,750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Sixth Joinder.

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

The Company incurred $34,066 of costs associated with entry into the Credit Agreement and Credit Agreement Amendment. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of December 31, 2025, total remaining unamortized deferring financing costs for the Credit Agreement was $24,548.

As of December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of December 31, 2025.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for the year ended December 31, 2025:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2025	$0.3100	$0.2481	$0.2482	$0.2918	$0.3100	$0.2918	$0.3100	$0.3100
June 30, 2025	0.3100	0.2476	0.2477	0.2916	0.3100	0.2916	0.3100	0.3100
September 30, 2025	0.3100	0.2466	0.2467	0.2914	0.3100	0.2914	0.3100	0.3100
December 31, 2025	0.3200	0.2558	0.2559	—	0.3200	0.3011	0.3200	0.3200
Total	$1.2500	$0.9981	$0.9985	$0.8748	$1.2500	$1.1759	$1.2500	$1.2500

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, with payments on April 25, 2025, July 25, 2025, October 27, 2025 and January 27, 2026, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

9.Commitments and Contingencies

Legal Proceedings

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. From time to time, the Company may be involved in various legal proceedings, requests for information, lawsuits, arbitration, and claims incidental to the conduct of the Company’s business. Moreover, in the ordinary course of business, the Company can be the defendant or the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims, or may be resolved on terms, that adversely affect the value of certain Infrastructure Assets held by the Company.

The Company may, from time to time, become subject to various examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against the Company and its personnel. The Company may also become subject to civil, criminal, administrative, or other inquiries or investigations (through a request for information, civil investigative demand, subpoena or otherwise) by any U.S. or non-U.S. governmental or regulatory agency, including but not limited to the SEC, U.S. Department of Justice, U.S. state attorneys general, and similar non-U.S. governmental or regulatory agencies.

Funding Commitments and Others

As of December 31, 2025 and 2024, KKR had unfunded commitments consisting of $401,936 and $270,356 related to its investment in Infrastructure Assets, respectively.

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

10.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the period from January 1, 2025 through December 31, 2025:

	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.06	2.26	—	—	0.59	—	0.06	—	—
Repurchases of shares	—	(0.01)	(0.02)	—	—	—	—	—	—
Reinvestment of distributions	—	0.05	0.04	—	0.02	—	—	—	—
Transfers in	—	—	—	—	0.16	—	—	—	—
Transfers out	—	(0.01)	—	—	(0.06)	—	—	—	—
Early repurchase fee (2)	0.01	0.01	0.01	0.01	0.01	—	0.01	—	—
Distributions declared (3)	(1.25)	(1.00)	(1.00)	(1.25)	(1.18)	(1.25)	(1.25)	—	—
Net increase (decrease) in net assets resulting from capital activity	(1.18)	1.30	(0.97)	(1.24)	(0.46)	(1.25)	(1.18)	—	—
Net investment (loss) income (2)	0.09	0.07	0.11	0.13	0.11	0.60	0.58	0.63	0.63
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	2.63	2.42	2.59	2.61	2.68	2.80	2.72	2.93	2.94
Net increase (decrease) in net assets resulting from operations	2.72	2.49	2.70	2.74	2.79	3.40	3.30	3.56	3.57
Accrued shareholder servicing fees and distribution fees (2)	—	(2.25)	(0.09)	—	(0.82)	—	—	—	—
Net asset value per share at the end of period (December 31, 2025)	$29.92	$28.05	$28.31	$29.87	$29.32	$31.48	$31.45	$34.63	$34.63
Weighted average shares outstanding at end of period (December 31, 2025)	40,155,946	45,367,980	47,465,179	29,789,376	2,063,128	40	1,671,349	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.81%	0.84%	0.74%	0.70%	0.85%	0.55%	0.58%	0.56%	0.56%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.26%	0.28%	0.27%	0.26%	0.25%	0.27%	0.25%	0.26%	0.26%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	1.07%	1.12%	1.01%	0.96%	1.10%	0.82%	0.83%	0.82%	0.82%
Performance Participation Allocation (6)	1.33%	1.50%	1.50%	1.37%	1.40%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	2.40%	2.62%	2.51%	2.33%	2.50%	0.82%	0.83%	0.82%	0.82%

	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Net investment income (loss) (6)	0.31%	0.26%	0.40%	0.43%	0.38%	1.94%	1.90%	1.94%	1.94%
Total GAAP return attributed to Shares based on net asset value (10)	9.83%	9.58%	9.90%	9.69%	9.67%	11.59%	11.49%	11.46%	11.49%

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

The Company holds certain investments which may generate U.S. source fixed or determinable annual or periodic gains, profits and income (“FDAP income”) subject to this 30% withholding tax for the non-U.S. corporate subsidiaries. If non U.S. corporate subsidiaries of the Company receives U.S. source income that is not effectively connected with a U.S. trade or business, such income may be subject to a 30% withholding tax on its share of all U.S. source FDAP income unless certain statutory exceptions are met or a lower treaty rate applies (which may not be available or apply). The tax is expected to be withheld at the source by the U.S. payer, and taxes withheld can be used as a payment against the U.S. federal income tax liability of the non-U.S. corporate subsidiaries.

Income (loss) before tax expense (benefit) includes the following components:

	Years Ended December 31,
	2025	2024
Income (loss) before income taxes:
United States	$(52,161)	$(18,399)
Foreign	517,415	238,307
Total income (loss) before income taxes	$465,254	$219,908

The Company incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Current:
Federal	$306	$42
State and Local	38	—
Foreign	—	—
Total current income taxes	344	42
Deferred:
Federal	4,155	1,571
State and Local	914	(16)
Foreign	—	—
Total deferred income taxes	5,069	1,555
Total income taxes	$5,413	$1,597
The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate under the ASU 2023-09 guidance on income tax disclosures issued in December 2023 for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate
U.S. Partnership Federal Statutory Tax Rate	$—	—%
State and local income taxes (1)	918	0.2%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits	—	—%
Changes in federal valuation allowances	570	0.1%
Nontaxable or nondeductible items	(172)	—%
Changes in unrecognized tax benefits	—	—%
Other:
Income taxed at federal corporate tax rate	4,097	0.9%
Effective income tax rate	$5,413	1.2%

(1) State and local income taxes in Arizona, California, New Mexico, New York and Texas comprise a majority of the state and local income taxes.

The following table reconciles the U.S. Partnership Federal Statutory Tax Rate to the effective income tax rate for the year ended December 31, 2024:

Year Ended December 31, 2024
U.S. Partnership Federal Statutory Tax Rate	—%
Income taxed at federal corporate tax rate	0.7%
State and Local Income Taxes	—%
Foreign Income Taxes	—%
Effective income tax rate	0.7%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Federal net operating losses	$4,019	$1
Interest disallowance carryforward	7,573	3,211
Charitable contribution carryforward	68	—
Total deferred tax assets before valuation allowance	11,660	3,212
Valuation allowance	(3,911)	(3,212)
Total deferred tax assets	7,749	—
Deferred tax liabilities:
Unrealized appreciation on investments	14,453	1,636
Total deferred tax liabilities	14,453	1,636
Deferred tax liabilities, net	$(6,704)	$(1,636)

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

As of December 31, 2025, the Company has U.S. federal and state interest limitation carryforwards with indefinite lives and net operating loss carryforwards with indefinite lives of $30,271 and $15,807, respectively. As of December 31, 2024, the Company has federal and state interest limitation carryforwards with indefinite lives and net operating loss carryforwards with indefinite lives of $12,986 and $5, respectively.

As of December 31, 2025 and 2024, a valuation allowance of $3,911 and $3,212 was recorded on the deferred tax assets as the Company believes those deferred tax assets will not more likely than not be realized, respectively.

Tax Payments

For the year ended December 31, 2025, cash payments of income taxes, net of refunds, were as follows:

December 31, 2025
Federal	$105
State	—
Foreign	—
Total payments, net of refunds	$105

Tax Contingencies

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2025, tax years including and after 2023 are subject to examinations by the tax authorities.

One Big Beautiful Bill Act (“OBBBA”)

On July 4, 2025, the legislation commonly referred to as the OBBBA was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Company does not believe the OBBBA will have a material impact on the Company’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.

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

13.Subsequent Events
Unregistered Sales of Equity Securities

On January 2, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on January 21, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	4,227,996	$126,670
Class S Shares	4,106,617	123,061
Class D Shares	202,216	6,054
Total		$255,785

On February 3, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on February 20, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	3,272,508	$98,503
Class S Shares	3,245,357	97,682
Class D Shares	423,349	12,734
Total		$208,919

On March 2, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on March 20, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	4,775,576	$144,625
Class S Shares	3,967,169	120,061
Class D Shares	343,625	10,397
Total		$275,083

Line of Credit

On January 5, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through August 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

Distribution Reinvestment Plan

On January 27, 2026, pursuant to the DRIP, the Company issued approximately 455,196 Class I Shares, 462,099 Class S Shares, approximately 313,075 Class U Shares, approximately 228,250 Class R Shares, approximately 31,553 Class D Shares and approximately 54 Class F Shares, for aggregate consideration of $44,640 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

Revolving Credit Facility Amendment

On January 27, 2026, the Borrowers entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment includes certain updates to the Credit Agreement in contemplation of one or more of the Borrowers thereunder being taxed as real estate investment trusts under the Internal Revenue Code of 1986, as amended.

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

The following table summarizes the Shares repurchased on February 5, 2026 by the Company in connection with the Company’s share repurchase plan:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	29.93	319,067	9,548	29	9,519
Class S Shares	29.97	111,743	3,349	125	3,224
Class I Shares	29.96	47,059	1,410	31	1,379
Class F Shares	31.50	10,758	339	—	339
Class D Shares	29.94	4,359	131	6	125
Total		1,015,073	$30,421	$283	$30,138

Revolving Credit Facility Upsize

On March 25, 2026, the Borrowers entered into a facility upsize agreement (the “Upsize Agreement”) to the Credit Agreement. Pursuant to the Upsize Agreement, the credit available to the Borrowers was increased by $50,000 to an aggregate principal amount of $1,300,000. On March 24, 2026, the Company remitted $250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Upsize Agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Upsize Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 25, 2026, the Borrowers entered into the Upsize Agreement, which increased the credit available to the Borrowers by $50,000 to an aggregate principal amount of $1,300,000. See “Note 13. Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Upsize Agreement. The foregoing description of the Upsize Agreement is a summary of the material terms of such agreement, does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Upsize Agreement, which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and incorporated herein by reference.

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

Board of Directors and Executive Officers

Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Raj Agrawal	52	Chairman of the Board	2022
Tara Davies	48	Director	2022
James Cunningham	47	Director	2022
Independent Directors:
Joshua Mills	54	Director	2022
Philip Nolan	72	Director	2022
John W. Somerhalder II	70	Director	2022
Executive Officers:
Tara Davies	48	Chief Executive Officer	2022
James Cunningham	47	Chief Investment Officer	2022
Michael Ryan	50	Chief Operating Officer	2022
Mark I. Matthews	40	Chief Financial Officer	2025
Sung Bum Cho	51	General Counsel & Secretary	2023

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

Non-Independent Directors

Raj Agrawal, Chairman of the Board, joined KKR in 2006 and has 27 years of experience. He is the Global Head of KKR’s Infrastructure business and helps oversee KKR’s Impact and Energy investing businesses. He is Chairman of the Infrastructure Investment Committee and serves as a member of the Infrastructure Portfolio Management Committee, the Impact Investment Committee and the Energy Investment Committee. Prior to joining KKR, he was a vice president with Warburg Pincus, where he was involved in the execution and oversight of a number of investments in the energy and infrastructure sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners, where he played a role in the Firm’s business and manufacturing services investments, and McKinsey & Company, where he provided strategic, merger and acquisition advice to clients in a variety of industries. He holds a B.A., Honors and Distinction, Phi Beta Kappa, from Stanford University and an M.B.A., Arjay Miller Scholar, from the Stanford University Graduate School of Business. Mr.

Agrawal’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR, and its infrastructure business in particular, provide significant value to our Board of Directors.

Tara Davies, Chief Executive Officer of the Company and a member of its Board, joined KKR in 2016 and serves as Co-Head of KKR EMEA and Co-Head of European Infrastructure. She is a member of KKR’s Infrastructure Investment Committee and Infrastructure Portfolio Management Committee and previously served as KKR’s Global Head of Core Infrastructure. Ms. Davies has spent over 20 years in the global infrastructure industry working in both Sydney and London. Prior to joining KKR, she was a senior managing director at Macquarie Group. Ms. Davies began her career at Price Waterhouse and is a qualified Chartered Accountant. Ms. Davies currently serves on the boards of Viridor Limited, John Laing Group Limited, Grove Education and Fibercop. She previously served on the boards for a joint venture with the Abu Dhabi National Oil Company, Telxius Telecom S.A., Acciona, S.A., Telenor ASA, X-Elio Energy SL, X-Elio, Acciona Energia and Calisen plc. She holds a Bachelor of Commerce degree from the University of Sydney. Ms. Davies’ intimate knowledge of KKR’s infrastructure business and operations and her experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.

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

Independent Directors

Joshua Mills, member of the Company’s Board, joined Verrus, LLC in 2025 where he serves as the General Counsel and is responsible for the company’s legal affairs and providing strategic counsel to management and the board. Mr. Mills served as General Counsel of Digital Realty Trust, Inc. from April 2005 until April 2022 when he departed from his then role as the company’s Executive Vice President, General Counsel and Secretary. Mr. Mills also led the sustainability and governance, risk and compliance programs at Digital Realty Trust. Previously, Mr. Mills was a corporate attorney with Latham & Watkins LLP where his practice included mergers and acquisitions, corporate finance, and venture capital financing transactions, as well as general company representation. Prior to joining Latham & Watkins, Mr. Mills served as Associate General Counsel for McAfee.com Corporation and as an associate with Shearman & Sterling, LLP. Mr. Mills received a B.A. from the University of Washington and a J.D. from the University of California, Hastings College of the Law. Mr. Mills’ deep knowledge of legal and governance matters and experience at both large, international law firms and as in-house corporate counsel provide significant value to our Board of Directors.

Philip Nolan, member of the Company’s Board, served as Non-executive Chairman of Associated British Ports from 2017 to 2024 and as Non-executive Chair of National Gas Transmission plc from January 2023 to December 2025. He also served as a Non-executive Chairman of Encyclis, which owns and operates energy from waste plants in the UK and EU, through December 2023. From February 2020 until March 2021, Mr. Nolan served as a Non-executive Chairman at Calisen plc, a company that supplies, finances and installs smart electricity meters. Prior to Calisen plc, he served in various roles including Chairman of John Laing plc and Chairman of Ulster Bank DAC. Prior to that, he held several roles in BG plc, including Executive Director and Chief Executive Officer with Transco plc. Mr. Nolan has served as a board member of companies in multiple industries, including banking, natural resources, infrastructure and telecommunications. He holds a BSc. and PhD from Geology Queens University Belfast and an M.B.A. from London Business School. Mr. Nolan’s varied experience serving on the board of companies in the banking, natural resources, infrastructure and telecommunications industries provides significant value to our Board of Directors.

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

Mark I. Matthews, Chief Financial Officer of the Company, joined KKR in 2022 and is a member of KKR’s Finance team. Prior to joining KKR, Mr. Matthews served as Director of SEC Reporting and Technical Accounting at New Fortress Energy Inc., an integrated liquified natural gas company, from July 2021 to September 2022, and as Controller at Ciminelli Real Estate Corporation, a full service commercial real estate firm, from November 2020 to July 2021. Mr. Matthews was also previously with Ernst & Young LLP from 2010 to 2020, where he was a Senior Manager in their New York Real Estate, Hospitality and Construction Assurance Practice. Mr. Matthews received both a Bachelor of Science in Business Administration and Master of Business Administration from John Carroll University and is a Certified Public Accountant.

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

Delinquent Section 16(a) Reports

Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2025 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis.

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

Insider Trading Policy

We have adopted a trading policy that governs the purchase and sale of the Company’s securities by our directors, officers, employees, if any, and certain other individuals. This policy is designed to reasonably promote compliance by these persons with U.S. securities laws, rules and regulations governing insider trading. Our trading policy that governs the purchase and sale of Company securities is filed as Exhibit 19.1 to this Annual Report.

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

None of our executive officers receive direct compensation from us or any pension or retirement benefits, perquisites or other personal benefits and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company. We will reimburse the Manager and/or their affiliates for Company Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment executives that provide services to the Company). In the case of Ms. Davies and Mr. Cunningham, we cannot identify the portion of the compensation received by such executive officers that relates solely to such executive officers’ services to us. Conversely, in the case of Messrs. Ryan and Matthews, we reimburse the Manager for the allocable portion of compensation received by such executive officers, attributed to service to the Company, up to a certain cap; for the year ended December 31, 2025, we recorded $364,378 and $390,325 for compensation remitted to Messrs. Ryan and Matthews, respectively, paid by the Manager on behalf of the Company. The Company does not grant stock options (or similar equity awards) to its executive officers.

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

The following table sets forth the compensation paid by us to our directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Raj Agrawal	$-	$-	$-
Tara Davies	-	-	-
James Cunningham	-	-	-
Joshua Mills (1)	110,000	50,000	160,000
Philip Nolan (1)	100,000	50,000	150,000
John W. Somerhalder II (2)	-	150,000	150,000

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

(2)Represents the aggregate grant date fair value of awards of Class F Shares calculated under FASB’s ASC 718, Compensation — Stock Compensation. The number of Shares awarded to such independent director on each respective grant date was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant and reflects an individual election to receive $150,000 of their compensation in Class F Shares. Such shares were fully vested at the time of grant.

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

The following table shows, as of the date of this Annual Report on Form 10-K, the beneficial ownership of Shares by each director and executive officer named in Item 11. Executive Compensation, and all directors and executive officers of the Company as a group. Unless otherwise indicated, the indicated person has sole voting (if applicable) and investment power.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percent of Shares Beneficially Owned (2)
Raj Agrawal	82,998	2.6%
Tara Davies	8,823	0.3%
James Cunningham	8,823	0.3%
Joshua Mills	5,461	0.2%
Philip Nolan (3)	5,735	0.2%
John W. Somerhalder II	11,312	0.3%
Michael Ryan	966	—%
Mark I. Matthews	—	—%
Directors and executive officers as a group (9 persons)	124,118	3.8%

(1)The address of each beneficial owner is c/o KKR DAV Manager LLC, 30 Hudson Yards, New York, NY 10001.

(2)Number of Shares and percent beneficially owned presented in the table relate to Class F Shares, which is the only share class held by our directors, and such shares do not have voting rights.

(3)Represents 5,735 Shares held indirectly through Nalon Management Services Ltd. Mr. Nolan is the sole shareholder and Company Secretary of Nalon Management Services Ltd. Mr. Nolan has sole investment power over such shares.

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

The Management Fee is payable monthly in arrears in an amount equal to (i)1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the “Initial Offering” (provided, that for Class U Shares, Class R-S Shares and Class R Shares, such Shares were purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100 million in Shares and shares of any class of KKR Infrastructure Fund SICAV SA and KKR Infrastructure Fund (Master) FCP as well as any parallel vehicle formed to invest alongside the aforementioned entities and that are direct or indirect parent companies of KIF Aggregator L.P. (collectively, “KIF”) during the 12-month period following the Initial Offering), and 1.25% per annum of the month-end NAV attributable to such Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s Transactional Net Asset Value, which is used to determine the price at which the Company sells and repurchases its Shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses.”

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

For the year ended December 31, 2025, the Manager earned $55,608 in gross Management Fees, which were offset by $46,243, resulting no net Management Fees.

For the year ended December 31, 2025, the Company issued 115,100 Class F Shares to the Manager, which represents payment in satisfaction of a Management Fee of $3,570 for services rendered by the Manager in accordance with the terms of the Management Agreement.

As of December 31, 2025, the Company owed $5,795 to the Manager for Management Fees, which amounts are included in Management fee payable on the Statements of Assets and Liabilities. As of December 31, 2024, the Company did not owe a net Management Fee to the Manager. Pursuant to the Management Agreement, such amounts earned may be offset by the Manager against amounts due to the Company from the Manager.

Expense Limitation and Reimbursement Agreement

On May 10, 2023, the Company entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (as amended, the “Expense Limitation Agreement”) with the Manager. Pursuant to the Expense Limitation Agreement, the Manager had agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary so that, for any fiscal year, the Company’s annual Specified

Expenses (defined herein) do not exceed 0.60% of the Company’s net assets as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) asset or entity level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Company), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Expense Limitation Agreement was in effect through and including December 31, 2023, and on December 16, 2023, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager to extend the Limitation Period (as defined in the Expense Limitation Agreement) to December 31, 2024. The Expense Limitation Agreement was not renewed by the Manager and the Company following the end of the Limitation Period on December 31, 2025.

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

For the year ended December 31, 2025, the Manager recouped expenses of $12,601 incurred by the Company, pursuant to the Expense Limitation Agreement.

As of December 31, 2025, the Company has recorded $14,165 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement.

Management Fee Offset

KKR or its affiliates (and in the case of directors’ fees, KKR executives) are expected to be paid transaction fees and monitoring fees in connection with the acquisition, ownership, control and exit of Infrastructure Assets, and KKR or its affiliates are expected to be entitled to receive “break-up” or similar fees in connection with unconsummated transactions (“Other Fees”). Any such fees that are accrued or paid with respect to Warehoused Assets before the Balance Sheet (defined herein) contributes such Warehoused Assets to the Company (i) prior to the Initial Offering, were not credited to the Company (and as such, were not Other Fees) and (ii) following the Initial Offering, are credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.

The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as reduced by any Broken Deal Expenses (defined in the LLC Agreement) previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, KKR Capstone fees, service costs, asset leasing fees, loan servicing fees and regulated broker dealer fees do not constitute Other Fees. Additionally, the Manager, in its sole discretion, may forgo reimbursement by the Company of certain expenses incurred by the Manager or its affiliates (other than the Company and its subsidiaries) on behalf of the Company in each calendar month (the “Other Offsetable Amounts” and, together with the Management Fee, the

“Offsetable Fees”) to the extent there remains any Other Fees that are not used to offset the Management Fee. Any Other Fees used to offset such Other Offsetable Amounts will not be applied again to offset future Management Fees.

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

Company Expenses

Under the LLC Agreement, the Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, appraisers, valuation experts, consultants, administrators, custodians, depositories, trustees and other similar outside advisors and service providers with respect to the Company and its Infrastructure Assets (including allocable compensation and expenses of Senior Advisors, Executive Advisors and Industry Advisors and allocable fees and expenses of KKR Capstone related to the Company’s activities, and including the cost of any valuation of, or fairness opinion relating to, any Infrastructure Asset or other asset or liability, or potential transaction, of the Company); (b) fees, costs and expenses, including allocable compensation and overhead of Applicable Employees (defined herein) or other KKR personnel, incurred in association with the administration of the Company and its Infrastructure Assets; (c) fees, costs and expenses of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, consummating, holding, monitoring or selling potential and actual Infrastructure Assets, including (i) brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses; (ii) any travel-related costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential business opportunities, including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate), including any such expenses incurred in connection with attendance at meetings of the portfolio management committees; (iii) expenses associated with portfolio and risk management, including hedging transactions, currency hedging and other similar arrangements for hedging purposes; (iv) fees, costs and expenses incurred in the organization, operation, administration, restructuring or winding-up, dissolution, liquidation and termination of any entities through which the Company acquires assets; (v) fees, costs and expenses of outside counsel, accountants, auditors, consultants (including KKR Capstone) and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring participation by Infrastructure Assets in compliance and operational “best practices” programs and initiatives; and (vi) fees, costs and expenses (including allocable compensation and overhead of Applicable Employees or other KKR personnel engaged in the following activities) incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of Infrastructure Assets and potential Infrastructure Assets (including fees, costs and expenses payable to BSR (formerly, “Business for Social Responsibility”) and/or any similar third-party service provider) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; (d) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, including the business or operations of any entities through which the Company invests, and preparation expenses in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefor; (e) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith, excluding, any fine or penalty paid by KKR or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that KKR or such affiliate has breached a fiduciary duty to the Company or the Shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by KKR or its affiliates on behalf of the Company); (f) fees, costs and expenses of the Board and any third-party advisory committees (including, without limitation, (1) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (g) fees, costs and expenses of holding any annual or other information meeting of the Shareholders (including (1) meal, event, entertainment and other similar fees, costs and expenses and (2) travel and accommodation costs of KKR personnel, Senior Advisors, Executive Advisors, Industry Advisors, KKR Advisors and Capstone Executives attending such annual or other information meetings (including with respect to travel on non-commercial aircraft, costs of travel at a comparable business class commercial airline rate)); (h) the portion fairly allocable to the Company of fees, costs and expenses (including allocable compensation and expenses of KKR personnel who are attorneys, accountants and tax advisors or professionals) incurred in connection with legal, regulatory and tax services provided on behalf of the Company, its Infrastructure Assets and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the KKR Advisors and/or their respective affiliates relating to the Company and its activities); (i) fees, costs and expenses associated with the Company’s administration, including in relation to making distributions to the shareholders, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and sustainability-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of KKR personnel engaged in the aforementioned activities and KKR personnel providing oversight of any third-party administrator engaged in the aforementioned activities); (j) principal, interest on and fees, costs and expenses relating to or arising out of all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and establishment of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or related to securing the same by mortgage, pledge or other encumbrance, if applicable; (k) fees, costs and expenses related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, expenses associated with participating in marketing events hosted by broker dealers or sponsored by the Manager or its affiliates, and travel expenses relating to the ongoing offering of Shares and the aforementioned activities) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or the assignee of the transferring Shareholder, as applicable); (l) fees, costs and expenses incurred in connection with any amendments, restatements or other modifications to, and compliance with the Company’s Private Placement Memorandum, the Company’s Registration Statement on Form 10, the LLC Agreement, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (m) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates) the closing of acquisitions by, among other things, managing allocations (as between the Company or other relevant persons, conflicts of interest and compliance with law, all in accordance with policies and procedures established by KKR and its affiliates), holding, monitoring or selling potential and actual Infrastructure Assets, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends, including risk analysis software; (n) premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, KKR and its affiliates) and costs of ERISA fidelity bonds; (o) expenses of any actual or potential litigation or other dispute related to the Company or any actual or potential acquisition (including expenses incurred in connection with the investigation, prosecution or defense of litigation and the appointment of any agents for service of process on behalf of the Company) and other extraordinary expenses related to the Company or such acquisitions (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States) and the amount of any judgments, fines, remediation or settlements paid in connection therewith, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (p) fees, costs and expenses incurred in connection with the dissolution and winding up of the Company; (q) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company and its Infrastructure Assets; and (r) Broken Deal Expenses (as defined in the LLC Agreement) (excluding such expenses that have been netted against Other Fees) (collectively, “Company Expenses”). For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by KKR and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any KKR Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and KKR Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate net asset value of the Company and KKR Vehicles and the percentage of similar acquisitions in which the Company or KKR Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of KKR personnel involved in the formation and establishment of the Company and its subsidiaries. The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period” (which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, with the initial Reference Period being the period from June 1, 2023 to September 30, 2024) for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Transactional Net Asset Value.

KKR may elect to receive the Performance Participation Allocation in cash and/or Class F Shares. If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and are subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares in our share repurchase plan at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s assets on an inception-to-date basis. KKR has the right to modify or revoke this internal policy at any time, but will give Shareholders at least one calendar quarter’s notice prior to making significant changes to this internal policy. As of July 1, 2025, KKR revised this internal policy such that it may request for repurchase Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not receive cumulative cash proceeds from any repurchased Class F Shares greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR) generated by the Company’s indefinite life assets on an inception to-date basis. Additionally, effective January 1, 2026, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

The Consolidated Statements of Operations reflect a $67,068 Performance Participation Allocation for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company issued approximately 1,762,944 Class F Shares to KKR in satisfaction of the Performance Participation Allocation.

Issuance and Repurchase of Class E Shares

For the year ended December 31, 2025, the Company issued no Class E Shares nor repurchased any Class E Shares pursuant to the KKR Share Repurchase Arrangement.

Class H Shares Issuance

For the year ended December 31, 2025, the Company issued no Class H Shares.

For as long as the Management Agreement has not been terminated, the Class H Members (as defined in the LLC Agreement) may receive a Performance Participation Allocation from the Company.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees, pursuant to the Dealer Manager Agreement, (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), accrued and payable monthly and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Transactional Net Asset Value. None of the Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares or Class H Shares incur the Distribution Fee or Servicing Fee. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager (defined below) generally expects to reallow the Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Distribution Fee and the Servicing Fee.

During the year ended December 31, 2025, the Company paid ongoing distribution and servicing fees of $53 to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the servicing fees and distribution fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of December 31, 2025, the Company has accrued $204,472 of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares, Class D Shares and Class R-D Shares sold.

Dealer Manager Agreement

On September 25, 2023, the Company entered into an Amended and Restated Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with KKR Capital Markets LLC (the “Dealer-Manager”), an affiliate of the Company.

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

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Related Parties

During the year ended December 31, 2025, the Company purchased interests in Infrastructure Assets from investment vehicles and proprietary investment vehicles managed by an affiliate of the Manager for $373,014 and recorded unrealized appreciation of $32,322 in connection with the Infrastructure Assets acquired.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the year ended December 31, 2025, the Company purchased an interest in an Infrastructure Asset for $180,000 from an affiliated KKR-sponsored investment vehicle alongside the relevant flagship infrastructure vehicle as part of a sale and purchase between successive fund vintages.

Acquisition of Interests in Infrastructure Assets through Secondary Transactions with Non-Affiliates

During the year ended December 31, 2025, the Company purchased interests in Infrastructure Assets from non-affiliated investment vehicles for $20,649 and recorded unrealized appreciation of $1,571 in connection with the Infrastructure Assets acquired.

Revolving Credit Agreement

On April 3, 2024, certain indirect subsidiaries of the Company, as the Borrowers, entered into the Revolving Credit Agreement with Mizuho Bank, Ltd., as joint lead arranger, administrative agent and collateral agent, KCM, as joint lead arranger, and the lenders party thereto. Since entry into the Revolving Credit Agreement, the Borrowers have entered into certain lender joinder agreements and other amendments (collectively, the “Revolving Credit Agreement Amendments”). Under the Revolving Credit Agreement, as amended by the Revolving Credit Agreement Amendments, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1.25 billion, with an uncommitted accordion feature that would allow the borrowers to increase the commitment up to $2.0 billion in the aggregate. The Revolving Credit Agreement matures on April 3, 2028 and advances thereunder will bear interest at the applicable benchmark rate plus the applicable spread. The obligations of the borrowers and guarantors under the Revolving Credit Agreement are secured by a pledge of certain accounts of such borrowers and guarantors.

KCM, an affiliate of the Company, as joint lead arranger, received customary fees in connection with its role as joint lead arranger for the Revolving Credit Agreement and Revolving Credit Agreement Amendments.

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

Each loan under the Line of Credit will be subject to an interest rate per annum as set forth in the applicable loan request up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the Secured Overnight Financing Rate applicable to such loan plus 3.25%. The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. The Line of Credit has been extended by the Line of Credit through August 6, 2026, subject to further six-month extension options requiring the Line of Credit Lender’s approval. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to use commercially reasonable efforts to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition of an Infrastructure Asset which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Line of Credit Lender’s discretion. Upon 10 days advance notice (or such shorter period acceptable to the Line of Credit Lender), each Line of Credit Borrower may withdraw from the Line of Credit if all such obligations held by such Line of Credit Borrower to the Line of Credit Lender under the Line of Credit have been repaid to the Line of Credit Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.

Potential Conflicts of Interest

Overview

Actual, potential or apparent conflicts of interest will arise as a result of the relationships between the Company, KKR & Co. Inc. (the “KKR Public Company”), which is an affiliate of the Company, and its subsidiaries (collectively, as used under this “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest,” the “KKR Group”) (including, for the purposes of this “Potential Conflicts of Interest” section, KKR, the Manager, KCM, KKR Capstone, KKR Credit and any affiliates of the foregoing that provide general partner and/or advisory services to KKR Vehicles) and investment funds, investment vehicles and accounts, including proprietary vehicles and accounts, managed, sponsored, advised by and/or for the benefit of certain members of the KKR Group, on the one hand, and the Company, on the other. The KKR Group is a global investment management firm and, as such, the KKR Group, KKR personnel (including the officers and non-independent directors of the Company), Senior Advisors, Executive Advisors, Industry Advisors and KKR Advisors (KKR Advisors, collectively with Senior Advisors, Executive Advisors and Industry Advisors and any similar non-employee consultants or advisors engaged by the KKR Group from time to time, “Advisors”) have multiple advisory, transactional, financial and other interests that conflict with those of the Company. The KKR Group, KKR personnel, Advisors and technical consultants (“Technical Consultants”) and Capstone Executives could in the future engage in additional activities that result in additional conflicts of interest not addressed below. While the KKR Group has established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the KKR Group could have an adverse effect on the Company.

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

Members of the KKR Group and/or their respective employees or agents could also receive service costs, namely amounts that the KKR Group and its affiliates receive from Infrastructure Assets of the Company or from entities through which the Company acquires an Infrastructure Asset or other asset for local administration or management services (including allocable compensation and expenses of KKR personnel or other employees or agents) related to such Infrastructure Asset or entity or other asset that (i) are determined by the KKR Group to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant Infrastructure Asset and (ii) would otherwise be payable to a third party for such services. Without limiting the foregoing, the Company could own an equity interest alongside KKR Vehicles in one or more dedicated service companies that operate in the jurisdiction of domicile of entities through which the Company acquires Infrastructure Assets. Any such dedicated service companies would employ people that provide local administration, non-discretionary advisory or management services directly to entities through which the Company acquires Infrastructure Assets or indirectly by seconding such people to be employees of such entities. It is not expected that any equity value will be ascribed to the Company’s ownership of a dedicated service company. The costs and expenses of any such dedicated service company will be treated as Company Expenses. The amount and timing of the payment of such amounts will be determined by the relevant legal, tax or regulatory treatment that the Company is seeking to achieve, having regard to the circumstances in which such amounts are paid and the jurisdiction of establishment of the relevant Infrastructure Asset or intermediary entity. Any service costs received by the KKR Group, including any other KKR Vehicles, with respect to the Company will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates or Performance Participation Allocation payable to KKR in respect of the Company. In certain circumstances for commercial or tax efficiencies, the KKR Group will utilize a Singapore holding structure for the Company’s Asian Infrastructure Assets (if any). The Singapore holding structure will engage a member of the KKR Group to provide certain services to it and pay such member of the KKR Group remuneration for the provision of such services. Fees earned by such member of the KKR Group will accrue entirely to the benefit of its equity owners (including those affiliated with the KKR Group), which will not include the Company. Moreover, the remuneration will not be credited against the Offsetable Fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses.”

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

By way of example, the Company has established, and in the future could establish, platform arrangements and other contractual arrangements relating to aircraft leasing. As is customary with respect to aircraft leasing arrangements, a related platform vehicle could engage a service provider to provide services relating to such aircraft leases, including assistance with the sourcing of leasing opportunities and negotiating of financing relating thereto, as well as maintaining the underlying aircraft fleet and/or repurposing aircraft to meet the needs of lessors. Such service provider could be a third party or it could be an entity in which the KKR Group holds a proprietary interest including an economic control interest resulting in an affiliate relationship with the KKR Group. In addition to reimbursing the service provider for its out-of-pocket expenses, the platform arrangement will compensate the service provider for the provision of such Asset Leasing Services, which compensation could include an ongoing retainer and/or lease management fee as well as other one-off payments, bonuses or compensation depending on the nature of the services provided. An allocable portion of such compensation will be borne by the Company in the platform arrangement and the service provider will be entitled to retain the full amount of such fees and other compensation without any obligation to rebate or return any such amounts to the Company or any investor in the Company. Solely for illustrative purposes, assume there is a $100 fee paid to a member of the KKR Group that provides the foregoing Asset Leasing Services to a platform vehicle that the Company owns 50% of and the KKR Group owns 50% of the affiliated service provider. If that $100 were treated as if subject to the Offsetable Fee offset (i.e., like a monitoring fee), then 100% of the Company’s allocable share of the $100 (which would be $50) would be offset against its Offsetable Fees. As fees for Asset Leasing Services are not treated as subject to the Offsetable Fee offset, the $100 is kept by the affiliated service provider and there is no offset against the Company’s Offsetable Fees, and as the KKR Group owns 50% of the affiliated service provider, the KKR Group indirectly receives $50 of incremental fee income.

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

Capstone Executives are expected to receive compensation in the form of (i) an annual salary; (ii) a discretionary performance-related bonus; (iii) grants of equity in one or more of the members of the KKR Group (including equity awards from the KKR Public Company, which has listed certain securities on the New York Stock Exchange), (iv) a portion of the carried interest distributions (or performance allocation payments) received by the Manager or the general partners of KKR Vehicles that are part of the KKR Group’s “carry pool”; and/or (v) a profits interest in individual portfolio companies or assets of KKR Vehicles and, potentially, the Company. The fees paid to KKR Capstone by portfolio companies, the Company and KKR Vehicles are designed to cover the costs of KKR Capstone’s business, the majority of which are compensation costs for Capstone Executives. Historically, KKR Capstone fees have only covered the annual salary and bonus paid to Capstone Executives while the other components of the typical compensation package for a Capstone Executive have been borne by the KKR Group. In the future, it could be that the additional components of the typical compensation package currently borne by the KKR Group (i.e., equity grants in members of the KKR Group, carried interest awards and profits interests) are factored into the fees that KKR Capstone charges to portfolio companies, the Company or KKR Vehicles such that those costs are passed on to portfolio companies, the Company and KKR Vehicles. Capstone Executives could also be entitled to receive other monetary or non-monetary benefits in connection with their engagement. Capstone Executives could serve on the boards of directors of the Company’s Infrastructure Assets and in such cases will generally receive directors’ fees and other compensation (including in the form of fixed and incentive compensation) in connection therewith from such Infrastructure Assets. They also serve from time to time as interim executives of portfolio companies and receive compensation in connection therewith. Any such compensation, which could be paid in cash or equity, received by Capstone Executives will not be shared with the Company or offset against the Offsetable Fees payable to the Manager or its affiliates.

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

Generally, KKR Capstone has master consulting agreements in place with KKR for due diligence work and other projects on behalf of KKR Vehicles, including, potentially, the Company, and they from time to time enter into engagement letters with portfolio companies, holding companies and other entities for consulting services provided to such entities. KKR Capstone also performs scoping work on behalf of KKR Vehicles, including, potentially, the Company, in order to evaluate the potential for consulting or similar arrangements with existing portfolio companies and related operational changes and improvements. Under those agreements and engagement letters, KKR Capstone is generally entitled to fees, other compensation and expense reimbursement (outside of the United States, expenses could be determined as a fixed percentage of KKR Capstone’s fee for a specific engagement). Additionally, in certain circumstances, for commercial, tax and/or regulatory purposes, the Company, through a joint venture with a KKR private equity vehicle for private wealth investors (the “K-Series Joint Venture”), may engage KKR Capstone or one or more of its subsidiaries or affiliates to provide personnel who serve as directors of a Singapore holding structure (formed for the purpose of holding certain of the Company’s Infrastructure Assets in Asia) at the direction of the Company. The Company, through the K-Series Joint Venture, will pay to KKR Capstone a service fee on a quarterly basis. Fees earned by KKR Capstone in exchange for these services will accrue entirely to the benefit of its equity owners affiliated with the KKR Group, which will not include the Company. Moreover, such fees will not be credited against the Offsetable Fees. While such fees and reimbursable expenses and other compensation paid to KKR Capstone are believed by KKR to be reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time could be in excess of fees, reimbursable expenses or other compensation that would be charged by comparable third parties.

The quantum of fees and reimbursable expenses payable to KKR Capstone borne by the Company will at times depend in part upon which entity in the relevant acquisition structure has agreed to pay the relevant costs to KKR Capstone. For example, if the relevant Infrastructure Asset has agreed to pay such costs, then generally the equity owners of the Infrastructure Asset, including the Company, will indirectly bear their portion of such costs, whereas if a holding vehicle through which the Company (but not all of the equity owners of the Infrastructure Asset) invests pays such costs, then the Shareholders who invest through the relevant holding vehicle, including the Company, will bear such costs. This will result in the Company and any participating KKR Vehicles bearing a greater portion of the costs of KKR Capstone or Technical Consultants than would be the case if such costs were paid by the relevant Infrastructure Asset. If an Infrastructure Asset declines to pay for services rendered by KKR Capstone that the Manager believes benefited the Company, then the Company could be charged for such services, which will also result in the Company bearing more of such expenses than if paid by the Infrastructure Asset. KKR Capstone and Technical Consultants fees and reimbursable expenses related to due diligence are generally either capitalized as part of the acquisition price of the relevant Infrastructure Asset for consummated transactions (but only to the extent not reimbursed by a third party) or treated as Broken Deal Expenses for transactions that are not consummated. In connection with the Company’s acquisition of an Infrastructure Asset, the KKR Group could elect to invest additional amounts as part of the overall acquisition price for such Infrastructure Asset to account for the payment of fees and reimbursable expenses relating to the anticipated engagement of KKR Capstone (and/or other Technical Consultants) by the relevant portfolio company following the acquisition thereof by the Company. The KKR Group could engage KKR Capstone (and other Technical Consultants) on behalf of the Company (and KKR Vehicles, as applicable) for scoping work to evaluate the potential for consulting or similar engagements with the Company’s existing Infrastructure Assets, and the associated fees and reimbursable expenses for such scoping work will be treated as Company Expenses. Similar considerations are expected to apply to the fees and expenses of any other Technical Consultants engaged in respect of the Company, its strategy or Infrastructure Assets.

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

The KKR Group engages certain Advisors in connection with the identification of and due diligence with respect to potential Infrastructure Assets. While there are a variety of forms the engagements can take, they are generally entered into in connection with a specific transaction. Many times, the Advisor will have sourced the transaction and will be paid a “finder’s fee” as well as fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset). Other times, the Advisor will be engaged in advance of identifying a specific Infrastructure Asset but with a view to finding an appropriate opportunity for the Advisor to become an operating executive of an Infrastructure Asset. In those circumstances, the Advisor will be paid fees and expense reimbursement for due diligence work (either by means of a cash payment or through stock or equity grants in the relevant Infrastructure Asset if the acquisition is consummated) and, if the acquisition is successfully consummated, the Advisor would become an executive at the Infrastructure Asset, typically in the C-suite. Where such Advisors are engaged in connection with a consummated acquisition of an Infrastructure Asset by the Company, the fees paid to such Advisors and/or the costs of any stock or equity grants made to such Advisors will be borne by the Company and any participating KKR Vehicles. KKR generally expects to allocate any fees or other compensation paid to such Advisors across the Company and KKR Vehicles on a fair and equitable basis. However, there could be instances where the Company is required to bear more than its pro rata share (and potentially all) of such fees even though other KKR Vehicles benefit, directly or indirectly, from the services provided by the relevant Advisor. In addition, where a transaction is not consummated, the fees paid to such Advisors will be borne by the Company and KKR Vehicles as Broken Deal Expenses. In addition, or as an alternative, to the fees and reimbursement for due diligence work described above, such Advisors could also receive (i) profits interests and other performance related compensation related to the relevant Infrastructure Asset; (ii) an opportunity to participate in any management equity plans of the relevant Infrastructure Asset; and/or (iii) an opportunity to invest in the relevant Infrastructure Asset on a no-fee/no-carry basis.

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

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class D Shares, Class I Shares and Class S Shares, (ii) 1.00% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares for a 60-month period following the Initial Offering (provided that for Class U Shares, Class R-S Shares and Class R Shares, such Shares were purchased by an investor as part of an intermediary’s direct or indirect aggregate subscription for at least $100 million in Shares and shares of any class of KIF during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to such Shares and Class R Shares thereafter, each before giving effect to any accruals for the Management Fee, the Distribution Fee, the Servicing Fee, the Performance Participation Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds an Infrastructure Asset, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company's Transactional Net Asset Value. The Manager may elect to receive the Management Fee in cash or Class F Shares. The Management Fee will be payable to the Manager in consideration for its services. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s Infrastructure Assets, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Infrastructure Asset), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price.

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

KREATE

The Company and its Infrastructure Assets engage KREATE, an asset management platform established by KKR in Korea, to provide asset management and operating capabilities in respect of certain properties in Korea in order to comply with local regulatory requirements applicable to the Company’s holding structure of such Infrastructure Assets. KKR has established KREATE with a Korean asset management company and certain platform employees, and has acquired such asset management company’s stake in KREATE (with certain platform employees owning 7.5% of KREATE and KKR owning the remaining 92.5%). KKR has obtained an asset management license from the applicable Korean regulators and has begun operations of KREATE, which offers asset management and operating capabilities to properties in Korea, including certain of the Company’s Infrastructure Assets and the portfolio companies of other KKR Vehicles and, potentially, properties or investments owned by third parties not affiliated with, or under control of, KKR. Fees earned by KREATE will accrue entirely to the benefit of its equity owners (including those affiliated with the KKR Group), which will not include the Company. The cost of the services provided by KREATE to the Company and its Infrastructure Assets will not be credited against the Offsetable Fees, however, the Company expects that any net profit earned by KREATE in respect of such services will be credited against Offsettable Fees. For clarity, net profit attributable to KREATE generally would not accrue until it has generated revenue in excess of the aggregate of expenses, start-up costs and other obligations. As a result, any credit against Offsetable Fees the Company would otherwise receive as described in this paragraph will be reduced (potentially to zero) until KREATE generates net profit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses.”

Other Fee Offset

With respect to the timing of any offsets to the Management Fee and the Other Offsetable Amounts, offsets will generally be calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee and the Other Offsetable Amounts for such period being deducted from the next month’s Management Fee and the Other Offsetable Amounts. Because each Shareholder’s proportionate share of Shares will change over time, such Shareholder’s Management Fee and the Other Offsetable Amounts may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. There can be no guarantee that any balance of the Company’s Other Fees will be offset against any Other Offsetable Amounts in the manner described herein, and shareholders should therefore be aware that any such Other Offsetable Amounts may be determined and offset by the Manager in its sole discretion. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting Shareholders in one subscription period.

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

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company and the Manager, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transaction with Related Persons, Promoters and Certain Control Persons—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses (which shall include amounts incurred in connection with the disposition of Infrastructure Assets or other Company assets to KKR or one of its affiliates (including a continuation vehicle (as defined herein)) pursuant to a transaction that does not proceed to close) and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement.

As discussed in more detail below under “—Co-Investments,” the Company is expected to participate in specific acquisitions together with one or more KKR Vehicles and could also co-invest with the KKR Group (investing for its own account through proprietary entities) and other Co-Investors (defined herein). In addition, to the extent permitted under the LLC Agreement, the Company and KKR Vehicles are expected to invest in accordance with similar strategies in respect of one or more categories of Infrastructure Assets which the Company seeks to acquire. In particular, but without limitation, the Company is expected from time to time to invest alongside KKR Vehicles. The Manager, KKR and its affiliates will determine, in their discretion, the appropriate allocation of acquisition-related expenses, including Broken Deal Expenses incurred in respect of unconsummated acquisitions and expenses more generally relating to a particular business strategy, among the funds, vehicles and accounts participating or that would have participated in such acquisitions or that otherwise participate in the relevant business strategy, as applicable, which as discussed below, could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant acquisitions.

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

Each Applicable Employee will track his/her time (currently expected to be in half-hour increments) spent engaged in a variety of matters that can be generally categorized as relating to (i) administration of the Company, (ii) administration of the Company’s assets, (iii) administration of KKR Vehicles and their assets and (iv) non-fund related activities. The Company will only bear the compensation and overhead of each Applicable Employee that are allocable to the time spent on matters relating to clauses (i) and (ii) relative to the total time spent on all matters by such Applicable Employee. The KKR Group will bear the portion of compensation and overhead of Applicable Employees that is allocable to non-fund related activities. The following activities are included in the administration of the Company and administration of the Company’s assets: (a) capital activity, which includes processing subscriptions and redemptions and calculating the Management Fee and the Performance Participation Allocation; (b) company financial reporting, which includes semi-annual, annual and other periodic financial statements, working with the Company’s auditors on the annual audit, preparing transparency reports and fee reporting, managing the Company’s general ledger and equity ledger, and preparation and review of quarter close work papers; (c) tax compliance and reporting as well as advice and work related to tax structuring for the Company, its Infrastructure Assets and intermediate holding entities; (d) legal and compliance activities, including, but not limited to, preparation or amendments to the Company’s filings pursuant to the Exchange Act, our Private Placement Memorandum, the LLC Agreement, the Management Agreement and other documentation related to the Company, compliance with applicable law and regulations, and work related to structuring the Company, its Infrastructure Assets and intermediate holding entities; (e) treasury and operations, which includes cash movement and reconciliation and management of credit facilities; (f) custody, which includes managing the custody confirmation process, (g) valuation and (h) maintaining, updating, implementing and enhancing technology software and equipment to conduct the foregoing activities and other technological support in respect of any of the foregoing activities.

Compensation of each Applicable Employee will include three elements: (a) salary and cash bonus; (b) payroll taxes; and (c) healthcare costs. For salary and cash bonus, each Applicable Employee will be assigned an amount based on the prior year’s average salary and cash bonus paid to Applicable Employees of the same seniority level (e.g., vice president, principal, director) within the same location (e.g., Houston, New York). The average salary and cash bonus for each level and location will be documented on a rate card that is updated annually. As an example, the salary and cash bonus assigned to each vice president on the finance team in New York for 2026 will be the average salary and cash bonus paid to all vice presidents on the finance team in New York for 2025, even though individual vice presidents on the finance team in New York could have actually been paid less (or more) than the average in 2025 or 2026. For payroll taxes, which consist of social security and Medicare taxes, the amount assigned to each Applicable Employee will be formulaic based on the applicable salary and cash bonus assigned to each Applicable Employee according to the rate card. For healthcare costs, which consist of medical and dental benefits, each Applicable Employee will be assigned an amount based on the prior year’s weighted average cost across all Applicable Employees taking into account medical coverage rates (including employee contributions) and actual marital status selections for all Applicable Employees. The weighted average healthcare costs will be documented on a rate card that is updated annually. As an example, the healthcare costs assigned to each vice president on the finance team in New York for 2026 will be the weighted average healthcare costs across all Applicable Employees regardless of level and location for 2025, even though individual vice presidents on the finance team in New York could have actually had healthcare costs less (or more) than the weighted average in 2025 or 2026. Using averages for determining the compensation costs for individual Applicable Employees could cause a greater (or lesser) amount to be reimbursed by the Company than if compensation costs had been determined based on each employee’s individual compensation costs. The allocation of compensation is determined on a look back basis, meaning the amounts allocated to the Company in the current period represent the compensation costs from the prior period and the percentage of time used for the current period’s allocation is based on how time was spent in the prior period.

Overhead includes rent, property taxes and utilities that are allocable to workspaces and shared spaces (including conference rooms, hallways, kitchens and bathrooms) used by Applicable Employees. The first step in the allocation process is to determine the aggregate overhead costs for all space (both work and shared) to be allocated and calculate a cost per square foot by dividing the aggregate overhead costs by the available workspace within each location (e.g., Houston, New York). Each Applicable Employee is assigned an amount of square footage for his/her workspace based on the smallest occupied workspace by an Applicable Employee at each level of seniority (e.g., vice president, principal, director) within each location (e.g., Houston, New York). As an example, the workspace square footage assigned to each vice president on the finance team in New York for 2026 will be the smallest occupied workspace by a vice president on the finance team in New York for 2025, even though individual vice presidents on the finance team in New York could have actually occupied a larger workspace in 2025 or 2026. The total overhead for each Applicable Employee will be calculated by multiplying the amount of square footage assigned to each Applicable Employee by the aggregate per square foot overhead costs. The allocation of overhead is determined on a look back basis, meaning the amounts allocated to the Company in the current year represent the overhead costs from the prior year.

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

The Company may have its own employees, as well as employees of KKR, that will be assigned or seconded to the Company. We will pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Certain employees of KKR are expected to be transferred to be employees of the Company, and the Company will be responsible for all hiring costs of such employees, including make-whole payments and signing bonuses paid to such employees and will reimburse KKR for such costs.

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

Acquisition and Disposition of Infrastructure Assets Alongside KKR Vehicles

The Company will form Joint Ventures by pooling capital with one or more KKR Vehicles that target acquisitions of Infrastructure Assets that are compatible with our business strategy. We expect that a significant portion of our Infrastructure Assets will be owned and controlled by the Company through Joint Ventures alongside one or more KKR Vehicles. Although our Joint Ventures will be managed in a way that reflects the commonality of interests among the KKR Vehicles and the Company, the Company and such KKR Vehicles will generally have different holding periods and/or business or objectives (including return profiles). As a result, KKR, including the Manager, may have conflicting goals with respect to the price and timing of disposition opportunities.

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

Similarly, the KKR Group has established investment vehicles with third-party capital and Balance Sheet capital (collectively, the “Core Investment Platform”), targeting core investments in certain private equity and real asset opportunities, which include opportunities that are the same as or similar to opportunities targeted by the Company.

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

In addition, a KKR fund or KKR Vehicle might, subject to applicable requirements in their governing documents, which could include obtaining limited partner advisory committee consent, determine to sell a particular portfolio company interest to a separate vehicle, which will typically be managed by the KKR Group, with different terms than the KKR fund or KKR Vehicle (e.g., longer duration), and provide limited partners with the option to monetize their investment with the KKR fund or KKR Vehicle at the time of such sale, or to roll all or a portion of their interest in the portfolio company into the new vehicle. Under such circumstances, the KKR Group could invest in or alongside the new vehicle, or hold the entirety of the portfolio company interest sold by the KKR fund or KKR Vehicle through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle).

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

In addition to investing alongside the Company, certain KKR Vehicles are expected to invest as Shareholders in the Company and will have the right to exercise any vote, consent or waiver required or permitted under the LLC Agreement in the same manner as other Shareholders in the Company. The manner in which such vote, consent or waiver is exercised by the relevant KKR Vehicle will be subject to its governing documents. The governing documents of KKR Vehicles sometimes provide that all or certain votes, consents or waivers are exercised by the underlying Shareholders or other third-party participants in the KKR Vehicle. However, such governing documents sometimes provide that any such vote, waiver or consent is permitted to be exercised independently by the KKR Group in its capacity as general partner, manager or a similar role with respect to the KKR Vehicle, in which case such vote, waiver or consent will be exercised by the KKR Group in accordance with the interests of the KKR Vehicle, or alternatively might be voted in accordance with prescribed mechanisms (e.g., in the same proportions as other Shareholders vote with respect to the relevant item), in each case as required or permitted under the governing documents of the relevant KKR Vehicle. The LLC Agreement of the Company permits any KKR Vehicle to participate in any vote, waiver or consent of the Shareholders, notwithstanding the ability of the KKR Group to direct such vote, waiver or consent in its capacity as general partner, manager or a similar role with respect to such KKR Vehicle.

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

No Assurance of Ability to Participate in Acquisition Opportunities; Relationship with KKR, its Affiliates and KKR Vehicles; Allocation of Acquisition Opportunities

As indicated above, certain KKR Vehicles and KKR proprietary entities, including any Seed Investments, do and will in the future invest in securities, properties and other assets that the Company seeks to acquire. Subject to the LLC Agreement, the KKR Group has sole discretion to determine the manner in which opportunities are allocated between the Company, the KKR Group and KKR Vehicles. Allocation of identified opportunities among the Company, KKR Group and KKR Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from KKR Vehicles and from KKR proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company.

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

In addition, even where the KKR Group determines that a particular opportunity falls within the general parameters of opportunities allocated to the Company, the KKR Group is permitted to nonetheless decide to pass on any such opportunity for a variety of reasons. If the KKR Group decides to pass on any such opportunity, such opportunity can then be allocated to any KKR Vehicle or the KKR Group.

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

For the purposes of applying the Manager’s allocation methodology applicable to its infrastructure platform, the Company does not benefit from any mandatory minimum purchase rights or minimum purchase thresholds. As such the Company will not benefit from any priority acquisition allocation and therefore priority acquisition allocations made by the KKR Group may result in the Company not participating to the same extent in acquisition opportunities in which it would have otherwise participated had the mandatory minimum investment rights or minimum investment thresholds for the KKR Vehicles not existed. Certain KKR Vehicles have a mandatory minimum investment threshold that must be satisfied under its governing documents prior to opportunities being offered more broadly. Typically, there is a specified percentage that is carved-out of the relevant mandatory minimum investment threshold that allows the KKR Group to allocate amounts to such relevant KKR Vehicles that participate in the relevant strategy (such amount plus the mandatory minimum investment threshold is referred to as the “first tier” allocation). The Company will be offered the opportunity to participate in the “first tier” allocations alongside nearly all KKR Vehicles that comprise KKR’s infrastructure platform up to a capped amount. Certain KKR Vehicles do not allow for KKR Vehicles to participate in the first tier allocation. As such, the Company will not be offered the opportunity to participate in the first tier allocation alongside those KKR Vehicles. In many cases, the aggregate amount of an opportunity exceeds the capacity of the first tier allocation, and the remaining amounts (the “second tier” allocation) may be offered to KKR Vehicles or the Company, in such amounts as determined by the KKR Group in its sole discretion in accordance with KKR’s policies and procedures applicable to such acquisition opportunity. When there is second tier allocation available, the Company will be offered the opportunity to participate in the second tier allocation.

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

Seed Investments and certain other KKR proprietary entities targeting Infrastructure Assets in which the Company seeks to acquire will generally be allocated opportunities on a comparable basis to the Company and KKR Vehicles that target such opportunities, including, with respect to Seed Investments, in order to maintain the integrity of their strategy and track record. The application of relevant factors and other considerations discussed above in determining allocations of acquisition opportunities between the Company and other opportunistic proprietary accounts could result in a proprietary account taking a non-pro rata (including a greater than pro rata) allocation of any particular opportunity relative to the Company (see “—Co-Investments”) in either the same or different parts of the target’s capital structure or could result in a KKR proprietary entity taking an allocation of an opportunity that is not then made available to the Company. In determining allocations of opportunities among the Company, KKR Vehicles and KKR proprietary entities (including any Seed Investments), the KKR Group will take into account any internal risk limits and other acquisition guidelines established in good faith, from time to time, by the Manager in respect of the Company in addition to restrictions provided under the LLC Agreement. From time to time, an allocation range with a minimum and maximum amount will be deemed appropriate for the Company, with the amount above the minimum being offered to third parties in order to facilitate a transaction. In the event that the third parties do not participate fully in the offered amount, the Company will be allocated the balance, up to its maximum allocation. Nothing herein or in the LLC Agreement precludes, restricts or in any way limits the activities of the KKR Group, including its ability to buy or sell interests in, or provide financing to, funds or portfolio companies, for its own account or for the account of other investment funds or clients.

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

With respect to the syndication of co-investment opportunities to third-party Co-Investors, the KKR Group will take into account various factors it deems appropriate to limit the overall risk of the syndication. While these factors will vary from opportunity to opportunity, the most important are: whether a prospective Co-Investor has expressed an interest in evaluating co-investment opportunities; the financial resources of the prospective Co-Investor and its commitment to satisfy certain minimum/maximum investment amounts and its ability to provide the requisite capital and complete a co-investment within the specified timeframe based on the KKR Group’s prior experience with such prospective Co-Investor; the size of the prospective Co-Investor’s commitments to the Company and KKR Vehicles and the importance of such prospective Co-Investor for future business with KKR; the overall strategic benefit to the KKR Group of offering a co-investment to such potential Co-Investor; attributes of the applicable opportunity that could be attractive to a potential Co-Investor based on its business strategies, its ability to contribute to the business or its geographic proximity to the investment; the economic terms on which such prospective Co-Investor will agree to participate; ease of process with respect to arranging a co-investment group; any legal, regulatory or tax considerations to which the proposed investment is expected to give rise; and such other factors that the KKR Group deems relevant under the circumstances. As a result, co-investment opportunities are not allocated pro rata among the Shareholders. There can be no assurances that any particular Shareholder will be given the opportunity to participate in any co-investment opportunities, even if such Shareholder has expressed an interest in evaluating co-investment opportunities, and certain Shareholders will potentially receive a disproportionate amount of co-investment opportunities. Consistent with the KKR Group’s practice in connection with some KKR Vehicles, the Manager or its affiliates might establish and administer dedicated special purpose vehicles for specific Shareholders in order to facilitate and administer one or more co-investments and related investment decisions and activities by the relevant Shareholders as Co-Investors alongside the Company. Any such special purpose vehicles will be established in the Manager’s or its affiliates’ sole discretion, and the Manager and its affiliates have no obligation to offer a similar opportunity to any other Shareholder.

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

Subject to the terms of the LLC Agreement certain Co-Investors co-investing with the Company could invest on different (and more favorable) terms than those applicable to the Company and have interests or requirements that conflict with and adversely impact the Company (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). Subject to the LLC Agreement, the KKR Group will generally seek to ensure that the Company, any KKR Vehicles, KKR proprietary entities, the KKR Group and Co-Investors participate in any co-investment and any related transactions on comparable economic terms to the extent reasonably practicable and subject to legal, tax and regulatory considerations. Shareholders should note, however, that such participation could not be practicable in all circumstances and will depend on terms negotiated by such co-investors in their sole discretion and that the Company could potentially participate in such acquisitions on different and potentially less favorable economic terms than such parties if the KKR Group deems such participation as being otherwise in the Company’s best interests. This could have an adverse impact on the Company. Without limiting the foregoing, although Co-Investors are not offered the opportunity to purchase securities at a price lower than the price paid by the Company, Co-Investors typically do not bear management fees, performance participation allocations or carried interest, and can be offered the opportunity to participate without bearing other fees or expenses borne by the Company (or to receive a rebate or other offset of such fees and expenses). In addition the Manager is permitted to allow any person (excluding KKR affiliates) to participate in an acquisition alongside the Company (such persons, the “Equity Partners”) if, in the Manager’s opinion, such participation facilitates the consummation of the acquisition or is otherwise beneficial to the acquisition or the Company. Such Equity Partners could invest on terms that are materially different to the Company (including on more favorable terms, including with respect to price) and could exit at different times and on different terms than the Company. In addition, there could be certain acquisition opportunities in which the Company and Co-Investors participate whereby the securities comprising such holding are to be acquired by the Company and such Co-Investors through one or more separate tranches over time. In such circumstances, the KKR Group may determine it is appropriate and/or necessary for the Company and such Co-Investors to participate in entirely different tranches of the Infrastructure Asset (and accordingly, the Company may acquire the relevant Infrastructure Assets at a different time than such Co-Investor) or to participate in a particular tranche in relative proportions in which the Company and such Co-Investors participated in a previous tranche.

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

The commitment of Co-Investors to an acquisition made by the Company will in some cases be substantial and involve risks not present in acquisitions where such Co-Investors are not involved. While Co-Investors typically bear their share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring and hedging of their co-investments for consummated acquisitions, such fees, costs and expenses will be borne solely by KKR Vehicles and the Company until such co-investment closes (or permanently if such acquisition does not close). For example, the Company may engage in bona fide hedging transactions in connection with the acquisition, holding, financing, refinancing or disposition of assets, including foreign currency hedging, swaps and other derivative contracts or instruments. Such hedging activity will generally take place after an agreement to acquire a particular asset has been signed but before the transaction closes. In circumstances where Co-Investors participate in an acquisition after it closes, the Company would bear a disproportionate amount of the costs and risks associated with such hedging activity until such time that the Co-Investors contribute their share of fees, costs and expenses. In addition, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will at times provide guarantees or other credit support to Infrastructure Assets or entities through which acquisitions of Infrastructure Assets are made. Where Co-Investors or other third-party Shareholders participate in an acquisition, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will (where the Manager deems appropriate) guarantee an amount in excess of its proportionate interest in the acquisition, including amounts in respect of the interests of Co-Investors or other third parties, which could remain outstanding on a temporary or ongoing basis over the term of the ownership. In these circumstances, the Company, its subsidiaries and affiliates (other than, for the avoidance of doubt, any Co-Investors) will bear a disproportionate amount of the liabilities and costs associated with the relevant guarantee or other credit support. See also “Item 1A. Risk Factors—Risks Related to Our Business—We or our Infrastructure Assets may need to incur financial leverage to be able to achieve our or their business objectives, resulting in additional risks.”

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

Cross Transactions

The Manager could seek to effect a purchase or sale of an Infrastructure Asset between the Company and one or more KKR Vehicles. The Company might seek to sell an Infrastructure Asset that evolves to have a lower risk and return profile and longer than expected holding period (or other relevant characteristics) to the Core Investment Platform and/or certain KKR Vehicles making “core” equity investments (including those treated as KKR proprietary entities). For example, KKR proprietary Balance Sheet capital makes up more than 30% of the aggregate capital invested in the Core Investment Platform and, as such, the KKR Group treats the Core Investment Platform as a KKR proprietary entity. In such a transaction, in the absence of the participation of other sellers alongside the Company or other buyers alongside the KKR Vehicles, (including potentially the Core Investment Platform), the relevant Infrastructure Asset would be disposed of by the Company at a purchase price negotiated entirely by the KKR Group on both sides of the transaction. The concentration of the KKR Group’s proprietary capital in the KKR Vehicles such as the Core Investment Platform on the buy side of these transactions creates an incentive for the KKR Group to arrange for the sale of the Infrastructure Asset at a price more favorable to those KKR Vehicles and less favorable to the Company. However, in addition to the requirement to seek the approval of the non-affiliated members of the Board for a principal transaction, the KKR Group might also elect to take steps that seek to mitigate the KKR Group’s conflict of interest in these potential transactions on behalf of the Company, such as identifying a third party to participate in or lead the sell-side negotiations alongside the Company or running a sale auction to support the price of the transaction.

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

KKR does not expect a Portfolio Company Service Provider providing management services with respect to an Infrastructure Asset of the Company (i.e., acting as an operating partner) to invest its capital alongside the Company in such Infrastructure Asset. However, individual executives of the management team of a Portfolio Company Service Provider providing such management services with respect to an asset of the Company could co-invest alongside the Company in such asset as part of such executives’ compensation arrangements with such Portfolio Company Service Provider to enhance alignment of interest. Portfolio Company Service Providers utilized by Infrastructure Assets of the Company or KKR Vehicles will receive compensation for their services, including through incentive based compensation payable to their management teams and other related parties, which could be calculated on an aggregate basis across multiple Infrastructure Assets. The incentive based compensation paid to a Portfolio Company Service Provider with respect to an Infrastructure Asset of the Company or a KKR Vehicle could vary from the incentive based compensation paid to such Portfolio Company Service Provider with respect to other Infrastructure Assets of the Company or such KKR Vehicle; as a result the management team of (or other related parties associated with) a Portfolio Company Service Provider could have greater incentives with respect to certain Infrastructure Assets relative to others, and the performance of certain Infrastructure Assets could provide incentives to retain a Portfolio Company Service Provider that also services other Infrastructure Assets. Portfolio Company Service Providers owned by the Company or KKR Vehicles could charge the Company and its Infrastructure Assets for goods and services at rates generally consistent with those available in the market for similar goods and services or, alternatively, could pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the Portfolio Company Service Provider would allocate costs and expenses directly associated with work performed for the benefit of the Company and its Infrastructure Assets to such entities, along with any related tax costs and an allocation of such Portfolio Company Service Provider’s overhead, including some or all of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruiting firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down an Infrastructure Asset; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its Infrastructure Assets bearing less or more costs and expenses. The KKR Group will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurance that amounts charged by Portfolio Company Service Providers that are not controlled by the Company or KKR Vehicles will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses could be borne by the Company and will not be shared with the Company or offset against the

Offsetable Fees or Performance Participation Allocation payable to the Manager or KKR, as applicable, in respect of the Company. Similarly, KKR Vehicles and their portfolio companies could engage Portfolio Company Service Providers of the Company to provide services, and these Portfolio Company Service Providers will generally charge for services in the same manner described above, but the Company and its Infrastructure Assets generally will not be reimbursed for any costs (such as start-up costs) relating to such Portfolio Company Service Providers incurred prior to such engagement.

These arrangements have the potential for a conflict of interest to arise, particularly, for example, where the KKR Vehicles that own a Portfolio Company Service Provider are not the same as the KKR Vehicles that own (directly or indirectly) the portfolio company that is receiving services from such Portfolio Company Service Provider. In these situations, the KKR Vehicles that own the portfolio company to which such services are provided are indirectly paying fees for such services that benefit the KKR Vehicles that own the applicable Portfolio Company Service Provider. Where the relevant arrangement involves services or other benefits provided directly to the Company or a KKR Vehicle, the KKR Group could be incentivized to agree to terms or establish service levels (if applicable) that disproportionately favor the Company or the KKR Vehicles involved. Where such arrangements are between Infrastructure Assets of the Company and portfolio companies of KKR Vehicles, the conflicts of interest involved, including the allocation of overhead expenses among such entities, will depend on the level of independence between the management of such portfolio companies and the KKR Group. The Company, KKR Vehicles and their respective Infrastructure Assets are expected to enter into Joint Ventures with third parties to which Portfolio Company Service Providers will provide services. In some of these cases, the third party Joint Venture partner might negotiate not to pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, such KKR Vehicles and their respective portfolio companies that also use the services of such Portfolio Company Service Provider will, directly or indirectly, pay the difference, or the Portfolio Company Service Provider will bear a loss equal to the difference.

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

Other Benefits

The KKR Group and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not offset or reduce the Company’s Offsetable Fees or expenses or otherwise be shared with the Company, its Infrastructure Assets or the Company’s Shareholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the KKR Group or the KKR personnel or related parties receiving them, even though the cost of the underlying service is borne by the Company as a Company Expense or by its Infrastructure Assets.

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

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), our independent auditor for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit fees (1) (2)	$1,352,905	$915,387
Audit-related fees	—	—
Tax fees (3)	101,361	—
All other fees	—	—
Total	$1,454,266	$915,387

(1)Audit fees include amounts billed to us related to annual consolidated financial statement audit work and quarterly financial statement reviews.

(2)This amount excludes $34,354 reimbursed to the Manager for our pro rata share of valuation related auditing services provided and billed to KKR.

(3)This amount excludes $16,840 reimbursed to the Manager for our pro rata share of tax services provided and billed to KKR.

The Audit Committee of our Board of Directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2025 that could impair Deloitte from maintaining its independence as our independent auditor.

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

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Item 8 above.

(a) (2)    Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)    Exhibits

Exhibit Number	Description

3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

4.2	Form of Subscription Agreement

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on November 8, 2024)

4.4	Share Repurchase Plan, effective as of September 25, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

4.5	KKR Share Repurchase Arrangement, effective April 28, 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.1	Amended and Restated Management Agreement, between KKR Infrastructure Conglomerate LLC and KKR DAV Manager LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.2	Amended and Restated Dealer-Manager Agreement, between KKR Infrastructure Conglomerate LLC and KKR Capital Markets LLC, dated as of September 25, 2023 (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

10.3	Trademark License Agreement, between KKR Infrastructure Conglomerate LLC and Kohlberg Kravis Roberts & Co. L.P., effective August 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.4	Custody Agreement, dated as of March 23, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.5	Global Custody Agreement, dated as of March 21, 2023, by and among KKR Infrastructure Conglomerate LLC and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.7	Second Amended and Restated Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023)

10.8	Administrative Services Agreement, dated as of May 1, 2023, by and among KKR Infrastructure Conglomerate LLC, K-INFRA Holdings I LLC, K-INFRA Holdings II LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)

10.9	Revolving Credit Agreement, dated as of April 3, 2024, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.10	Uncommitted Unsecured Line of Credit, dated August 9, 2024, between K-INFRA HedgeCo LLC, as borrower, and KKR Alternative Assets LLC, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024)

10.11	Facility Upsize and Lender Joinder Agreement, dated September 30, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and ING Capital LLC, as an additional lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2024)

10.12	Facility Upsize and Lender Joinder Agreement, dated October 9, 2024, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Lloyds Bank Corporate Markets PLC, as an additional lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2024)

10.13	First Amendment to Revolving Credit Agreement and Guarantee Agreement, dated as of June 16, 2025, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2025)

10.14	Second Amendment to Revolving Credit Agreement, dated as of January 27, 2026, among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2026)

10.15	Facility Upsize and Lender Joinder Agreement, dated as of March 20, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Commonwealth Bank of Australia, as an additional lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025)

10.16	Facility Upsize and Lender Joinder Agreement, dated as of July 24, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and National Australia Bank Limited, as an additional lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.17	Facility Upsize and Lender Joinder Agreement, dated as of August 1, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and MUFG Bank, Ltd., as an additional lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.18	Facility Upsize and Lender Joinder Agreement, dated as of November 13, 2025, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and Royal Bank of Canada, BNP Paribas and The Toronto-Dominion Bank, New York Branch, as additional lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.19	Facility Upsize Agreement, dated as of March 25, 2026, by and among K-INFRA Liquidity Limited, as borrower representative, and Mizuho Bank, Ltd., as administrative agent, collateral agent and lender

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Tara Davies
Date: March 26, 2026	Tara Davies
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raj Agrawal
Date: March 26, 2026	Raj Agrawal
Chairman of the Board of Directors

Date: March 26, 2026	/s/ Tara Davies
Tara Davies
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 26, 2026	/s/ James Cunningham
James Cunningham
Chief Investment Officer and Director

Date: March 26, 2026	/s/ Joshua Mills
Joshua Mills
Director

Date: March 26, 2026	/s/ Philip Nolan
Philip Nolan
Director

Date: March 26, 2026	/s/ John W. Somerhalder II
John W. Somerhalder II
Director

Date: March 26, 2026	/s/ Mark I. Matthews
Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)