Form 10-Q
period 2026-03-31
KKR Infrastructure Conglomerate LLC
filed 2026-05-13
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 5, 2026, the registrant had 83,108,015 Class I Shares, 82,511,957 Class S Shares, 46,927,440 Class U Shares, 29,510,622 Class R Shares, 5,042,998 Class D Shares, 3,534,641 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value (cost of $5,279,464 and $4,649,579, respectively)	$6,185,617	$5,563,528
Cash and cash equivalents	1,057,908	980,166
Foreign currencies at fair value (cost of $8,868 and $183, respectively)	8,910	184
Deferred financing costs, net	22,525	24,548
Prepaids and other assets	407	696
Due from Manager and affiliates	—	149
Dividends receivable	4,026	3,111
Unrealized appreciation on foreign currency forward contracts	77,023	13,310
Total assets	7,356,416	6,585,692

Liabilities
Accrued shareholder servicing fees and distribution fees	221,485	204,472
Unrealized depreciation on foreign currency forward contracts	2,175	3,225
Management fee payable	8,716	5,795
Accrued performance participation allocation	29,991	19,032
Distributions payable	71,317	61,685
Directors' fees and expenses payable	115	115
Other accrued expenses and liabilities	10,338	11,136
Deferred tax liabilities	9,356	6,705
Due to Manager and affiliates	17,150	14,165
Total liabilities	370,643	326,330

Commitments and contingencies (Note 10)

Net assets (Note 7)	$6,985,773	$6,259,362

Net assets are comprised of
Class I Shares, 77,728,630 and 64,941,265 shares authorized, issued and outstanding, respectively	$2,321,352	$1,943,366
Class S Shares, 78,416,326 and 66,822,242 shares authorized, issued and outstanding, respectively	2,198,055	1,874,124
Class U Shares, 47,324,412 and 47,404,585 shares authorized, issued and outstanding, respectively	1,341,078	1,342,254
Class R Shares, 29,584,219 and 29,830,337 shares authorized, issued and outstanding, respectively	881,868	890,930
Class D Shares, 4,809,476 and 3,815,313 shares authorized, issued and outstanding, respectively	140,824	111,869
Class E Shares, — and 40 shares authorized, issued and outstanding, respectively	—	1
Class F Shares, 3,256,897 and 3,078,264 shares authorized, issued and outstanding, respectively	102,594	96,816

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	March 31, 2026 (Unaudited)	December 31, 2025
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	1
Net assets	$6,985,773	$6,259,362

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,
	2026	2025
Investment income
Dividend and other income	$21,766	$31,366
Total investment income	21,766	31,366

Operating expenses
Performance participation allocation	11,066	15,358
Management fee expense	20,060	10,129
General and administration expenses	2,863	1,640
Professional fees	2,252	1,904
Interest expense	4,331	1,831
Directors' fees and expenses	124	127
Total operating expenses	40,696	30,989
Add: Expenses recouped by Manager	3,970	2,148
Less: Management fee and expense credits	(11,500)	(10,129)
Net operating expenses	33,166	23,008
Net investment income (loss)	(11,400)	8,358

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(1,131)	772
Foreign currency forward contracts	20,186	(414)
Total net realized gain (loss)	19,055	358

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	80,105	65,982
Foreign currency	(52)	24
Foreign currency translation	(87,901)	101,852
Foreign currency forward contracts	64,763	(77,171)
Total net change in unrealized appreciation (depreciation) before income taxes	56,915	90,687
Provision for (benefit from) income taxes	2,652	2,981
Total net change in unrealized appreciation (depreciation) after income taxes	54,263	87,706

Net increase in net assets resulting from operations	$61,918	$96,422

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of March 31, 2026 (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$1,943,366	$1,874,124	$1,342,254	$890,930	$111,869	$1	$96,816	$1	$1	$6,259,362
Consideration from the issuance of shares	369,808	340,812	—	—	29,185	—	5,965	—	—	745,770
Repurchases of shares	(1,441)	(3,349)	(9,548)	(15,654)	(131)	(1)	(339)	—	—	(30,463)
Reinvestment of distributions	13,632	13,848	9,369	6,842	945	—	2	—	—	44,638
Transfers in	3,249	166	81	1,444	—	—	—	—	—	4,940
Transfers out	(131)	(2,436)	(2,307)	—	(66)	—	—	—	—	(4,940)
Early repurchase fee	88	90	57	36	5	—	4	—	—	280
Distributions declared	(25,650)	(20,788)	(12,546)	(9,763)	(1,495)	—	(1,075)	—	—	(71,317)
Net increase (decrease) in net assets resulting from capital activity	359,555	328,343	(14,894)	(17,095)	28,443	(1)	4,557	—	—	688,908
Net investment income (loss)	(4,301)	(3,506)	(1,912)	(1,566)	(233)	—	118	—	—	(11,400)
Net realized gain (loss)	5,859	5,999	4,026	2,542	339	—	290	—	—	19,055
Net change in unrealized appreciation (depreciation)	16,873	17,268	11,239	7,057	1,013	—	813	—	—	54,263
Net increase (decrease) in net assets resulting from operations	18,431	19,761	13,353	8,033	1,119	—	1,221	—	—	61,918
Accrued shareholder servicing fees and distribution fees	—	(24,173)	365	—	(607)	—	—	—	—	(24,415)
Balance at March 31, 2026	$2,321,352	$2,198,055	$1,341,078	$881,868	$140,824	$—	$102,594	$1	$1	$6,985,773

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of March 31, 2025 (Unaudited)
(Amounts in Thousands)

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	259,033	395,354	—	—	—	10,174	—	75	—	—	664,636
Repurchases of shares	(308)	(156)	(1,242)	—	(2,625)	—	—	—	—	—	(4,331)
Reinvestment of distributions	3,276	3,559	8,732	213	6,399	246	—	1	—	—	22,426
Transfers in	1,491	—	—	—	269	—	—	—	—	—	1,760
Transfers out	—	(128)	(269)	—	—	(1,363)	—	—	—	—	(1,760)
Early repurchase fee	35	44	75	1	47	2	—	2	—	—	206
Distributions declared	(7,855)	(8,049)	(11,731)	(226)	(9,164)	(416)	—	(370)	—	—	(37,811)
Net increase (decrease) in net assets resulting from capital activity	255,672	390,624	(4,435)	(12)	(5,074)	8,643	—	(292)	—	—	645,126
Net investment income (loss)	1,257	1,572	3,175	52	1,998	77	—	227	—	—	8,358
Net realized gain (loss)	61	77	129	2	82	4	—	3	—	—	358
Net change in unrealized appreciation (depreciation)	15,739	20,024	30,590	501	19,164	886	—	802	—	—	87,706
Net increase (decrease) in net assets resulting from operations	17,057	21,673	33,894	555	21,244	967	—	1,032	—	—	96,422
Accrued shareholder servicing fees and distribution fees	—	(28,677)	(1,969)	(11)	—	(201)	—	—	—	—	(30,858)
Balance at March 31, 2025	$729,953	$873,577	$1,281,033	$21,855	$850,837	$40,204	$1	$35,695	$1	$1	$3,833,157

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net increase in net assets from operations	$61,918	$96,422
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	5,795	—
Class F Shares issued as payment of directors' fees and expenses	63	63
Class F Shares issued as payment of performance participation allocation	107	12
Deferred financing costs amortization	2,764	1,306
Acquisition of Infrastructure Assets	(636,146)	(320,939)
Proceeds from return of capital on Infrastructure Assets	6,261	—
Net change in unrealized (appreciation) depreciation on investments	(80,105)	(65,982)
Net change in unrealized (appreciation) depreciation on foreign currency	52	(24)
Net change in unrealized (appreciation) depreciation on foreign currency translation	87,901	(101,852)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(64,763)	77,171
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	289	3,553
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	—	1,786
(Increase) Decrease in due from Manager and affiliates	149	—
(Increase) Decrease in dividends receivable	(915)	(255)
Increase (Decrease) in management fee payable	2,921	—
Increase (Decrease) in accrued performance participation allocation	10,959	15,346
Increase (Decrease) in other accrued expenses and liabilities	(800)	955
Increase (Decrease) in deferred tax liabilities	2,651	3,021
Increase (Decrease) in due to Manager and affiliates	2,867	(2,224)
Net cash used in operating activities	(598,032)	(291,641)
Financing activities
Proceeds from issuance of shares	739,805	664,385
Repayment of line of credit	—	(229,128)
Payment of deferred financing costs	(604)	(3,025)
Repurchases of shares	(30,183)	(4,125)
Payment of shareholder servicing fees and distribution fees	(7,419)	(3,464)
Distributions	(17,047)	(7,776)
Net cash provided by financing activities	684,552	416,867
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(52)	10
Net increase in cash and cash equivalents and foreign currencies at fair value	86,468	125,236
Cash and cash equivalents and foreign currencies at fair value, beginning of period	980,350	342,547
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,066,818	$467,783
Supplemental disclosure of cash flow information
Change in shareholder servicing fees and distribution fees payable	$24,415	$30,858
Reinvestment of distributions	44,638	22,426
Cash paid for interest	1,388	500
Change in deferred financing costs payable	137	96
Change in subscriptions receivable	—	(176)

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 6.4%
Other Infrastructure Assets (2)		Data Centers	(4)	Level III	$449,922	6.4%
Energy & Utilities - 11.4%
Smart Metering Systems Limited (3)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	347,343	5.0%
Other Infrastructure Assets (2)		Energy & Utilities	(5)	Level III	446,455	6.4%
Fiber - 11.7%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	629,493	9.0%
Other Infrastructure Assets (2)		Fiber	North America	Level III	190,848	2.7%
Industrial Infrastructure - 6.7%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator G.P.	Industrial Infrastructure	Europe	Level III	394,641	5.6%
Other Infrastructure Assets (2)		Industrial Infrastructure	Asia Pacific	Level III	73,468	1.1%
Midstream Infrastructure - 5.6%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	211,802	3.0%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(9)	182,113	2.6%
Other Infrastructure - 2.5%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	173,279	2.5%
Renewables - 13.2%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	384,577	5.5%
Other Infrastructure Assets (2)		Renewables	(7)	Level III	537,051	7.7%
Social Infrastructure - 8.5%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	557,598	8.0%
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	36,313	0.5%
Telecom Towers - 9.1%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	633,531	9.1%
Transportation - 8.7%
CapeOmega OS	Equity Interest Held Through KKR Buoy Aggregator L.P.	Transportation	Europe	Level III	367,632	5.3%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Other Infrastructure Assets (2)		Transportation	(8)	Level III	210,701	3.0%
Other Infrastructure Assets (2)		Transportation	Asia Pacific	(9)	31,415	0.4%
Waste - 4.7%
Other Infrastructure Assets (2)		Waste	Asia Pacific	Level III	327,435	4.7%
Total Infrastructure Assets Investments (cost of $5,279,464)					$6,185,617	88.5%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	77,023	1.1%
Total Derivative Assets					$77,023	1.1%
Derivative Liabilities
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	(2,175)	—%
Total Derivative Liabilities					(2,175)	—%
Total Derivative Instruments					$74,848	1.1%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	$1,051,371	15.1%
Total Investments in Money Market Funds (cost of $1,051,371)					$1,051,371	15.1%

Total Investments and Cash Equivalents (cost of $6,330,835)					$7,311,836	104.7%

(1) As of March 31, 2026, approximately 19.3%, 17.2%, 43.4% and 8.7% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific, were $1,227,290, $1,010,951, $2,497,933 and $543,290, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,361,583, $1,191,685, $3,032,840 and $599,509, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

(4) 73.6% of fair value shown is domiciled in North America, 23.5% in Asia Pacific, and 2.9% in United Kingdom.

(5) 0.4% of fair value shown is domiciled in Asia Pacific, 54.2% in Europe, 11.5% in North America and 33.9% in United Kingdom.

(6) 67.1% of fair value shown is domiciled in Europe, 2.0% in North America and 30.9% in United Kingdom.

(7) 1.2% of fair value shown is domiciled in Asia Pacific, 35.3% in Europe and 63.5% in North America.

(8) 25.2% of fair value shown is domiciled in Asia Pacific, 35.3% in Europe, 23.9% in North America and 15.6% in United Kingdom.

(9) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”).
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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there were no significant updates to the Company’s significant accounting policies.

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

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three months ended March 31, 2026 and 2025 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended March 31,
	2026	2025
Revenues	$11,959,478	$3,441,068
Expenses	12,308,919	3,673,430
Income before taxes	(349,441)	(232,362)
Income tax expense (benefit)	(132,555)	26,976
Consolidated net income (loss)	(216,886)	(259,338)
Net income (loss) attributable to non-controlling interests	7,899	65,609
Net income (loss)	$(224,785)	$(324,947)

The net income (loss) above represents the aggregated net income (loss) attributable to the controlling interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income (loss). Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of March 31, 2026, according to the fair value hierarchy:

	March 31, 2026
Investments	Level I	Level II	Level III (1)	Investment Measured at Net Asset Value (1) (2)	Fair Value
Infrastructure Assets	$—	$—	$5,972,089	$213,528	$6,185,617
Unrealized appreciation on foreign currency forward contracts	—	77,023	—	—	77,023
Unrealized depreciation on foreign currency forward contracts	—	(2,175)	—	—	(2,175)
Investments in Money Market Funds	1,051,371	—	—	—	1,051,371
Total	$1,051,371	$74,848	$5,972,089	$213,528	$7,311,836

(1) During the three months ended March 31, 2026, the Company did not transfer any investments into or out of Level III fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2026:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2026
Infrastructure Assets	$5,382,280	$604,731	$(6,261)	$79,240	$(87,901)	$5,972,089

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 attributable to Level III investments and foreign currency translation still held at March 31, 2026 was $79,240 and $(87,901), respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2025:

Investments	Balance as of December 31, 2024	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2025
Infrastructure Assets	$2,943,129	$220,730	$—	$60,868	$101,852	$3,326,579

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 attributable to Level III investments and foreign currency translation still held at March 31, 2025 was $60,868 and $101,852, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of March 31, 2026:

				As of March 31, 2026
Level III Assets	Fair Value March 31, 2026	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$5,972,089	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	1.7%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	88.9%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	9.4%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value / Forward EBITDA Multiple	16.2x	11.6x - 19.0x	Increase

		Discounted cash flow	Weighted Average Cost of Capital	12.0%	6.3% - 25.6%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.1x	5.7x - 23.8x	Increase

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

5.Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. The foreign currency forward contracts open at the end of the period are indicative of the volume of the activity during the period ended March 31, 2026.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amounts, which are presented in local currency, represent the absolute value amount of the foreign exchange contracts, in thousands:

		As of March 31, 2026
		Assets				Liabilities
Derivative Instruments	Currency	Notional			Fair Value	Notional			Fair Value
Foreign currency forward contracts	EUR		€1,957,441		$41,712		€3,851,881		$(400)
Foreign currency forward contracts	AUD	A$	485,500		4,979	A$	346,700		(896)
Foreign currency forward contracts	CAD	C$	220,930		2,177	C$	441,860		(22)
Foreign currency forward contracts	GBP		£1,280,472		19,204		£569,836		(167)
Foreign currency forward contracts	INR	₹	4,641,000		906	₹	1,991,500		(219)
Foreign currency forward contracts	KRW	₩	358,360,000		6,983	₩	172,730,000		(452)
Foreign currency forward contracts	SGD	233,000		S$	1,062	116,500		S$	(19)
					$77,023				$(2,175)

6.Related Party Transactions

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

For the three months ended March 31, 2026 and 2025, the Manager earned $20,060 and $10,129 in gross Management Fees, respectively.

For the three months ended March 31, 2026 and 2025, the Company offset Management Fees and certain operating expenses of $11,500 and $10,129, respectively.

As of March 31, 2026, there were unapplied credits of $1,475 to be carried forward that relate to Other Fees earned. The Company did not have an unapplied credit balance to be carried forward that related to Other Fees earned as of December 31, 2025.

For the three months ended March 31, 2026, the Company issued 184,001 Class F Shares to the Manager, which represents payment in satisfaction of a Management Fee of $5,795 for services rendered by the Manager in accordance with the terms of the Management Agreement.

As of March 31, 2026 and December 31, 2025, the Company owed $8,716 and $5,795 to the Manager for Management Fees, which amounts are included in Management fee payable on the Statements of Assets and Liabilities, respectively.

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

KKR will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the “Reference Period,” which is the applicable year beginning on October 1 and ending on September 30 of the next succeeding year, for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the Company’s Transactional Net Asset Value.

If the Performance Participation Allocation is paid in Class F Shares, such Shares may be repurchased at KKR’s request and will be subject to the repurchase limitations of our share repurchase plan. To align its economic interests with those of Shareholders, KKR has an internal policy that delays the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. Pursuant to this internal policy, KKR intends (i) to initially elect to receive the Performance Participation Allocation in Class F Shares and (ii) to only request for repurchase such Class F Shares received in respect of the Performance Participation Allocation pursuant to our share repurchase plan at the earlier of (A) five (5) years from the original issuance thereof and (B) at such times and in such amounts so that, on an inception-to-date basis, KKR does not monetize Class F Shares with a basis greater than 12.5% of the sum of (x) gross realized gains (net of realized losses), interest income, and certain other cash distributions from all assets, and effective September 1, 2026, excluding realized gains and losses from foreign exchange and hedging activity, generated by the Company’s assets on an inception-to-date basis; plus (y) gross unrealized gains (net of unrealized losses) from indefinite life assets (as determined by KKR), and effective September 1, 2026, excluding unrealized gains and losses from foreign exchange and hedging activity, generated by the Company’s indefinite life assets on an inception-to-date basis, and effective September 1, 2026, less (z) cumulative losses, if any, generated by the Company’s assets on an inception-to-date basis from (1) gross realized and unrealized foreign exchange gains (net of realized and unrealized foreign exchange losses) and (2) gross realized and unrealized hedging activity gains (net of realized and unrealized hedging activity losses). Additionally, KKR may request for repurchase a number of Class F Shares, at any time and from time to time, necessary to satisfy tax withholding obligations and/or other tax liabilities incurred in connection with the allocation of Class F Shares to KKR personnel and any such repurchases requested by KKR will not be counted toward the foregoing limitation.

A Performance Participation Allocation accrual of $29,991 and $19,032 was recorded as of March 31, 2026 and December 31, 2025 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $11,066 and $15,358 Performance Participation Allocation for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company issued approximately 3,352 Class F Shares to KKR totaling $107 in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

During the three months ended March 31, 2025, the Company issued approximately 404 Class F Shares to KKR totaling $12 in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

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

Refer to “Note 8. Credit Facility” for further discussion over additional transactions with the Dealer-Manager.

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

During the three months ended March 31, 2026 and 2025, the Company paid ongoing distribution and servicing fees of $23 and $7, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of March 31, 2026 and December 31, 2025, the Company has accrued $221,485 and

$204,472, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares and Class D Shares sold.

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

For the three months ended March 31, 2026 and 2025, the Manager recouped expenses of $3,970 and $2,148 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of March 31, 2026.

On the Company’s Consolidated Statement of Assets and Liabilities, as of March 31, 2026, the Company has recorded $17,150 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

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

As of both March 31, 2026 and December 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of both March 31, 2026 and December 31, 2025.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the three months ended March 31, 2026, the Company purchased an interest in an Infrastructure Asset for $245,807 from an affiliated KKR-sponsored investment vehicle alongside a third party institutional investor, investment vehicles managed by an affiliate of the Manager and a proprietary investment vehicle.

7.Net Assets

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended March 31, 2026:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2026
Class I Shares	64,941,265	12,276,409	(48,096)	455,041	108,384	(4,373)	77,728,630
Class S Shares	66,822,242	11,319,355	(111,743)	462,128	5,515	(81,171)	78,416,326
Class U Shares	47,404,585	—	(319,067)	313,075	2,683	(76,864)	47,324,412
Class R Shares	29,830,337	—	(522,405)	228,330	47,957	—	29,584,219
Class D Shares	3,815,313	969,189	(4,359)	31,553	—	(2,220)	4,809,476
Class E Shares	40	—	(40)	—	—	—	—
Class F Shares	3,078,264	189,337	(10,758)	54	—	—	3,256,897
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	215,892,126	24,754,290	(1,016,468)	1,490,181	164,539	(164,628)	241,120,040

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended March 31, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2025
Class I Shares	16,112,717	9,069,910	(10,840)	115,443	52,173	—	25,339,403
Class S Shares	18,479,917	13,849,309	(5,493)	125,250	—	(4,446)	32,444,537
Class U Shares	47,010,082	—	(43,791)	308,001	—	(9,422)	47,264,870
Class R-D Shares	765,609	—	—	7,496	—	—	773,105
Class R Shares	29,417,967	—	(92,520)	225,604	9,406	—	29,560,457
Class D Shares	1,107,237	355,792	—	8,679	—	(47,763)	1,423,945
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	2,535	—	36	—	—	1,194,340
Class G Shares	40	—	—	—	—	—	40

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2025
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	23,277,546	(152,644)	790,509	61,579	(61,631)	138,000,777

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

Share Repurchases

At the Shareholders’ request, the Shares are redeemable at the transactional net asset value per share which is the price at which the Company sells and repurchases its Shares, subject to the conditions under its share repurchase plan. Under its share repurchase plan, repurchases will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). The following table summarizes the Company’s transactional net asset value per share:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of March 31, 2026	$29.96	$29.98	$29.95	$29.98	$29.94	$31.62	$35.23	$35.23

The following table summarizes the Shares repurchased during the three months ended March 31, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Total		1,016,468	$30,463	$280	$30,183

The following table summarizes the Shares repurchased during the three months ended March 31, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Total		152,644	$4,331	$206	$4,125

Early Repurchase Fee

Under the Company’s share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

8.Credit Facility

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

On November 13, 2025, the Borrowers entered into a sixth lender joinder agreement (the “Sixth Joinder”) to the Credit Agreement. Pursuant to the Sixth Joinder, the credit available to the Borrowers was increased by $350,000 to an aggregate principal amount of $1,250,000. On November 13, 2025, the Company remitted $1,750 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Sixth Joinder.

On January 27, 2026, the Borrowers entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment includes certain updates to the Credit Agreement in contemplation of one or more of the Borrowers thereunder being taxed as real estate investment trusts under the Internal Revenue Code of 1986, as amended.

On March 25, 2026, the Borrowers entered into a facility upsize agreement (the “Upsize Agreement,” together with the First Joinder, the Second Joinder, the Third Joinder, the Fourth Joinder, the Fifth Joinder, the First Amendment and the Second Amendment, the “Credit Agreement Amendments”) to the Credit Agreement. Pursuant to the Upsize Agreement, the credit available to the Borrowers was increased by $50,000 to an aggregate principal amount of $1,300,000. On March 24, 2026, the Company remitted $250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the Upsize Agreement.

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

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants. The Company was in compliance with such covenants in all material respects as of March 31, 2026.

The Company incurred $34,807 of costs associated with entry into the Credit Agreement and Credit Agreement Amendments. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. As of March 31, 2026, total remaining unamortized deferring financing costs for the Credit Agreement was $22,525.

As of March 31, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of March 31, 2026 and December 31, 2025.

9.Distributions

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for the three months ended March 31, 2026:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
Total	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2026, with payment on April 27, 2026. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

10.Commitments and Contingencies

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

Funding Commitments and Others

As of March 31, 2026 and December 31, 2025, KKR had unfunded commitments consisting of $483,263 and $401,936, respectively, related to its investment in Infrastructure Assets.

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

11.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2026 through March 31, 2026:

	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$29.92	$28.05	$28.31	$29.87	$29.32	$31.45	$34.63	$34.63
Consideration from the issuance of shares	0.01	0.29	—	—	0.14	—	—	—
Repurchases of shares	—	—	(0.01)	—	—	—	—	—
Reinvestment of distributions	—	0.01	0.01	—	0.01	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.33)	(0.27)	(0.27)	(0.33)	(0.31)	(0.33)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.32)	0.03	(0.27)	(0.33)	(0.16)	(0.33)	—	—
Net investment (loss) income (2)	(0.06)	(0.05)	(0.04)	(0.05)	(0.05)	0.04	0.05	0.05
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	0.32	0.32	0.33	0.32	0.31	0.34	0.40	0.40
Net increase (decrease) in net assets resulting from operations	0.26	0.27	0.29	0.27	0.26	0.38	0.45	0.45
Accrued shareholder servicing fees and distribution fees (2)	—	(0.32)	0.01	—	(0.14)	—	—	—
Net asset value per share at the end of period (March 31, 2026)	$29.86	$28.03	$28.34	$29.81	$29.28	$31.50	$35.08	$35.08
Weighted average shares outstanding at end of period (March 31, 2026)	73,480,082	74,734,061	47,446,197	29,745,852	4,439,541	3,258,405	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.27%	0.28%	0.26%	0.25%	0.27%	0.13%	0.13%	0.13%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.05%	0.07%	0.06%	0.05%	0.06%	0.06%	0.06%	0.06%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.32%	0.35%	0.32%	0.30%	0.33%	0.19%	0.19%	0.19%
Performance Participation Allocation (6)	0.19%	0.15%	0.14%	0.18%	0.17%	—%	—%	—%
Total operating expenses (6) (8) (9)	0.51%	0.50%	0.46%	0.48%	0.50%	0.19%	0.19%	0.19%

	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Net investment income (loss) (6)	(0.19)%	(0.16)%	(0.14)%	(0.17)%	(0.18)%	0.11%	0.11%	0.11%
Total GAAP return attributed to Shares based on net asset value (10)	0.90%	0.89%	1.06%	0.90%	0.92%	1.21%	1.30%	1.30%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2025 through March 31, 2025:

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.02	0.95	—	—	—	0.16	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.01	0.01	—	—	—	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	(0.02)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.31)	(0.25)	(0.25)	(0.29)	(0.31)	(0.29)	(0.31)	(0.31)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.29)	0.71	(0.24)	(0.29)	(0.31)	(0.15)	(0.31)	(0.31)	—	—
Net investment (loss) income (2)	0.06	0.06	0.07	0.07	0.07	0.06	0.20	0.19	0.20	0.20
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	0.66	0.67	0.64	0.65	0.65	0.67	0.71	0.68	0.71	0.72
Net increase (decrease) in net assets resulting from operations	$0.72	$0.73	$0.71	$0.72	$0.72	$0.73	$0.91	$0.87	$0.91	$0.92
Accrued shareholder servicing fees and distribution fees (2)	$—	$(1.02)	$(0.04)	$(0.01)	$—	$(0.16)	$—	$—	$—	$—
Net asset value per share at the end of period (March 31, 2025)	$28.81	$26.93	$27.10	$28.27	$28.78	$28.23	$29.93	$29.89	$31.98	$31.98
Weighted average shares outstanding at end of period (March 31, 2025)	22,171,667	27,984,332	47,280,957	773,022	29,585,261	1,278,689	40	1,194,075	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.15%	0.16%	0.16%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.05%	0.05%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.21%	0.22%	0.22%	0.21%	0.21%	0.21%	0.21%	0.21%	0.20%	0.20%
Performance Participation Allocation (6)	0.42%	0.45%	0.43%	0.42%	0.40%	0.43%	—%	—%	—%	—%

	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Total operating expenses (6) (8) (9)	0.63%	0.67%	0.65%	0.63%	0.61%	0.64%	0.21%	0.21%	0.20%	0.20%
Net investment income (loss) (6)	0.20%	0.21%	0.25%	0.24%	0.24%	0.21%	0.64%	0.64%	0.64%	0.64%
Total GAAP return attributed to Shares based on net asset value (10)	2.61%	2.53%	2.55%	2.55%	2.54%	2.55%	3.10%	2.97%	2.93%	2.96%

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

(10) The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in “Note 6. Related Party Transactions.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

12.Income Taxes

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

For the three months ended March 31, 2026 and 2025, the effective tax rates were 4.2% and 3.1%, respectively. For both the three months ended March 31, 2026 and 2025, the primary items giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

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

13.Segment Reporting

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

14.Subsequent Events
Unregistered Sales of Equity Securities

On April 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on April 21, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I Shares	5,012,494	$150,162
Class S Shares	3,727,006	111,736
Class D Shares	254,802	7,630
Total		$269,528

Class F Share Issuances — Management Fee

On April 1, 2026, the Company issued 275,700 Class F Shares to the Manager, which represents payment in satisfaction of a Management Fee of approximately $8,716 for services rendered by the Manager in accordance with the terms of the Management Agreement.

Distribution Reinvestment Plan

On April 27, 2026, pursuant to the DRIP, the Company issued approximately 564,568 Class I Shares, approximately 566,364 Class S Shares, approximately 322,590 Class U Shares, approximately, approximately 232,854 Class R Shares, approximately 41,789 Class D Shares and approximately 60 Class F Shares, for aggregate consideration of $51,788 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on May 5, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$29.95	684,391	$20,498	$—	$20,498
Class R Shares	$29.98	334,880	10,038	—	10,038
Class I Shares	$29.96	243,815	7,304	247	7,057
Class S Shares	$29.98	171,906	5,154	248	4,906
Class D Shares	$29.94	45,234	1,354	57	1,297
Total		1,480,226	$44,348	$552	$43,796

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Recent Developments

Infrastructure Assets Activities

During the three months ended March 31, 2026, the Company acquired seven Infrastructure Assets for aggregate consideration of $540,281, including the following investments:

Infrastructure Asset	Description
Viridor Limited	Provider of waste management and energy recovery services across the United Kingdom
Elemental Infrastructure HoldCo Pty Ltd	Independent power producer supporting urban microgrids, hybrid power, and off-grid mining across Australia

During the three months ended March 31, 2026, the Company acquired incremental indirect interests in Infrastructure Assets for aggregate consideration of $95,865.

As of March 31, 2026, the Company’s Infrastructure Assets were comprised of many underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of March 31, 2026, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding). The charts below exclude our Liquidity Portfolio.

As of March 31, 2026, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries
Telecom Italia NetCo	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe
CapeOmega AS	Maritime transportation platform that co-owns a fleet of LNG carrier vessels
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States
Cyrusone Holdco LLC	Data center platform with a footprint across North America, Europe, and Asia
Viridor Ltd	Provider of waste management and energy recovery services across the United Kingdom

(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of March 31, 2026.

Business Environment

The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025 and impacts from the recent conflicts in the Middle East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our Infrastructure Assets, the pace and volume of our acquisitions, deployments and realizations, and our fundraising activities.

Revolving Credit Facility Upsize

On January 27, 2026, the Borrowers entered into the Second Amendment (as defined in “Note 8. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q”) to the Credit Agreement. The Second Amendment includes certain updates to the Credit Agreement in contemplation of one or more of the Borrowers thereunder being taxed as real estate investment trusts under the Internal Revenue Code of 1986, as amended.

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

Except as described above, the material terms of the Credit Agreement remain unchanged by the Second Amendment and the Upsize Agreement. See “Note 8. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Line of Credit

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the approval of the Line of Credit Lender (as defined in “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q”). On January 5, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through August 6, 2026, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

See “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Results of Operations
We are dependent upon the proceeds from our continuous private offering in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our continuous private offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the three months ended March 31, 2026 is as follows:

Operating Results Highlights

During the three months ended March 31, 2026, we raised aggregate subscription proceeds of $739,805 related to Investor Shares. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I Shares	Class S Shares	Class U Shares	Class R-D Shares (2)	Class R Shares	Class D Shares	Class R-S Shares (3)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended March 31, 2026	1.10%	0.93%	0.97%	Not applicable	1.14%	1.05%	Not applicable
Inception to date annualized March 31, 2026	9.54%	8.67%	10.07%	Not applicable	11.01%	9.26%	Not applicable

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

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended March 31, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended March 31,
	2026	2025	Change
Investment income
Dividend and other income	$21,766	$31,366	$(9,600)
Total investment income	21,766	31,366	(9,600)

Operating expenses
Performance participation allocation	11,066	15,358	(4,292)
Management fee expense	20,060	10,129	9,931
General and administration expenses	2,863	1,640	1,223
Professional fees	2,252	1,904	348
Interest expense	4,331	1,831	2,500
Directors' fees and expenses	124	127	(3)
Total operating expenses	40,696	30,989	9,707
Add: Expenses recouped by Manager	3,970	2,148	1,822
Less: Management fee and expense credits	(11,500)	(10,129)	(1,371)
Net operating expenses	33,166	23,008	10,158
Net investment income (loss)	(11,400)	8,358	(19,758)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(1,131)	772	(1,903)
Foreign currency forward contracts	20,186	(414)	20,600
Total net realized gain (loss)	19,055	358	18,697

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	80,105	65,982	14,123
Foreign currency	(52)	24	(76)
Foreign currency translation	(87,901)	101,852	(189,753)
Foreign currency forward contracts	64,763	(77,171)	141,934
Total net change in unrealized appreciation (depreciation) before income taxes	56,915	90,687	(33,772)
Provision for (benefit from) income taxes	2,652	2,981	(329)
Total net change in unrealized appreciation (depreciation) after income taxes	54,263	87,706	(33,443)

Net increase in net assets resulting from operations	$61,918	$96,422	$(34,504)

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

Dividend and other income decreased $9,600 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Expenses

Total operating expenses increased $9,707 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, respectively, primarily due to the increased Management Fee (defined herein) and interest expense during the three months ended March 31, 2026 (as discussed below), partially offset by a decrease in the Performance Participation Allocation (defined herein).

For the three months ended March 31, 2026 and 2025, the Manager recouped expenses of $3,970 and $2,148 incurred by the Company, pursuant to the Expense Limitation Agreement (defined herein), respectively. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of March 31, 2026.

The Performance Participation Allocation decreased $4,292 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. As of March 31, 2026 and 2025, the Company accrued $11,066 and $15,358 of a Performance Participation Allocation, respectively.

For the three months ended March 31, 2026 and 2025, the Manager earned $20,060 and $10,129 in gross Management Fees, respectively. For the three months ended March 31, 2026 and 2025, the Company offset Management Fees and certain operating expenses of $11,500 and $10,129, respectively.

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment income (loss) decreased $19,758 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, net investment income (loss) was $(11,400) and $8,358, respectively. The increase (decrease) in net investment income (loss) was attributable to a decrease in total investment income of $9,600, partially offset by an increase in net operating expenses of $10,158 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

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

For the three months ended March 31, 2026 and 2025, we recorded a $(1,131) and $772 realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the three months ended March 31, 2026 and 2025, we recorded a $20,186 and $(414) realized gain (loss) on the settlement of foreign currency forward contracts. The increase in realized gain on the settlement of foreign currency forward contracts was primarily attributable to a general strengthening of the U.S. dollar during the three months ended March 31, 2026. As the U.S. dollar appreciated against certain foreign currencies, the U.S. dollar value of our non-U.S. dollar–denominated assets decreased. Correspondingly, our forward contracts became materially in-of-the-money, resulting in larger realized gains upon settlement when the contracts were rolled forward at March 31, 2026. The U.S. dollar movements were less pronounced for the three months ended March 31, 2025, resulting in comparatively smaller realized losses. Although the realized gain on the settlement of foreign currency forward contracts positively impacted earnings for the three months ended March 31, 2026, they were partially offset by the unfavorable effect of foreign currency movements on the underlying exposures that the contracts were intended to economically hedge. Additionally, for the three months ended March 31, 2025, the realized loss on the settlement of foreign currency forward contracts and unrealized appreciation on foreign currency contracts were more than offset by unfavorable movements in exchange rates that adversely impacts their U.S. dollar value.

We recorded a net change in unrealized appreciation before income taxes of $56,915 and $90,687 for the three months ended March 31, 2026 and 2025, respectively. This net change in unrealized appreciation before income taxes for the three months ended March 31, 2026 and 2025 includes unrealized appreciation on investments of $80,105 and $65,982 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation (depreciation) on foreign currency of $(52) and $24 related to the change in value based upon changes in foreign currency exchange rates, respectively; unrealized appreciation (depreciation) on foreign currency translation of $(87,901) and $101,852 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $64,763 and $(77,171), respectively.

We recorded a total net change in unrealized appreciation after income taxes of $54,263 and $87,706 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the total net change in unrealized appreciation includes a provision for income taxes of $2,652 and $2,981 and on the holdings of certain equity investments in taxable subsidiaries.

Changes in Net Assets resulting from Operations

For the three months ended March 31, 2026, we recorded a net increase in net assets resulting from operations of $61,918. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets, unrealized appreciation on foreign currency forward contracts and realized gains on foreign currency forward contracts, partially offset by unrealized depreciation related to foreign currency translation based upon changes in foreign currency exchange rates and realized losses on foreign currency.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fee is accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of March 31, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2026
Investments at fair value (cost of $5,279,464)	$6,208,529
Cash and cash equivalents	1,057,908
Foreign currencies at fair value (cost of $8,868)	8,910
Other assets	103,980
Other liabilities	(104,540)
Accrued performance participation allocation	(29,991)
Management fee payable	(8,716)
Accrued shareholder servicing fees and distribution fees (1)	(5,396)
Transactional Net Asset Value	$7,230,684
Number of outstanding shares	241,120,040

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2026:

Transactional Net Asset Value Per Share	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$2,328,566	$2,350,935	$1,417,379	$886,823	$144,010	$—	$102,969	$1	$1	$7,230,684
Number of outstanding shares	77,728,630	78,416,326	47,324,412	29,584,219	4,809,476	—	3,256,897	40	40	241,120,040
Transactional Net Asset Value per Share as of March 31, 2026	$29.96	$29.98	$29.95	$29.98	$29.94	$—	$31.62	$35.23	$35.23

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of March 31, 2026:

March 31, 2026
GAAP Net Asset Value	$6,985,773
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	216,086
Deferred tax liabilities of certain taxable subsidiaries (2)	15,107
Unamortized financing and acquisition-related costs (3)	13,718
Transactional Net Asset Value	$7,230,684

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

(3) Represents unamortized financing and acquisition-related costs incurred in connection with the acquisition of certain assets over a period not exceeding ten years.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of March 31, 2026:

		As of March 31, 2026
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	1.7%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	88.9%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	9.4%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	16.2x	11.6x - 19.0x

Discounted Cash Flow	Weighted Average Cost of Capital (3)	12.0%	6.3% - 25.6%
	Enterprise Value / LTM EBITDA Exit Multiple (4)	14.1x	5.7x - 23.8x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of March 31, 2026:

Input	Hypothetical Change	Infrastructure Asset Values as of March 31, 2026
Weighted Average Cost of Capital	0.25% decrease	+2.47%
	0.25% increase	-2.36%

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

As of March 31, 2026, the Company had total unrealized appreciation and (depreciation) on foreign currency forward contracts of $77,023 and $(2,175), respectively. For the three months ended March 31, 2026, the net change in unrealized appreciation on foreign currency forward contracts was $64,763. For the three months ended March 31, 2026, the net realized gain on foreign currency forward contracts was $20,186.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements. Any hedging transactions of the Company will be effected through one or more of its wholly-owned subsidiaries.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three months ended March 31, 2026:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
Total	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300

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

The following table summarizes the Shares repurchased during the three months ended March 31, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Total		1,016,468	$30,463	$280	$30,183

Liquidity and Capital Resources

As of March 31, 2026, the Company had $1,057,908 and $8,910 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,300,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. As of March 31, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of March 31, 2026, there was no outstanding balance under the Line of Credit. See “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about the Line of Credit.

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

Our primary use of cash will be for the acquisition of Infrastructure Assets (including the repurchase of Class E Shares pursuant to the KKR Share Repurchase Arrangement, effective April 28, 2023 (as amended, the “KKR Share Repurchase Arrangement”)), the cost of operations (including the Management Fee and Performance Participation Allocation, to the extent paid in cash), debt service of any borrowings, periodic repurchases, including under the share repurchase plan (as described herein), and cash distributions (if any) to the holders of our Shares to the extent declared by the Company.

Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Cash flows from:	2026	2025	Change
Operating activities	$(598,032)	$(291,641)	$(306,391)
Financing activities	684,552	416,867	267,685
Net increase in cash and cash equivalents and foreign currencies at fair value	$86,520	$125,226	$(38,706)

Cash used in operating activities

Our net cash used in operating activities was $598,032 for the three months ended March 31, 2026, which was primarily comprised of the usage of $636,146 of cash for the acquisition of Infrastructure Assets during the three months ended March 31, 2026.

Cash provided by financing activities

Our net cash provided by financing activities was $684,552 for the three months ended March 31, 2026, which was primarily comprised of $739,805 of proceeds from the issuance of Shares pursuant to our continuous private offering.

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

Valuation of Infrastructure Assets

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgements and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2026, the Company has accrued $221,485 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 10. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2026.

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2026 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of March 31, 2026, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $597,209, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $80,371, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of March 31, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement. As of March 31, 2026, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Quarterly Report on Form 10-Q for a discussion of the Company’s hedging transactions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see the section entitled “Legal Proceedings” appearing in Note 10. Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	—	$—	—	—
February 1, 2026 to February 28, 2026	1,015,073	$29.97	1,015,073	—
March 1, 2026 to March 31, 2026	1,395	$30.34	1,395	—
Total	1,016,468	$29.97	1,016,468	—

(1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I Shares, Class R-S Shares, Class R-D Shares, Class R Shares and/or Class F Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023 )

10.1	Facility Upsize Agreement, dated as of March 25, 2026, by and among K-INFRA Liquidity Limited, as borrower representative, and Mizuho Bank, Ltd., as administrative agent, collateral agent and lender (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2026)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: May 13, 2026	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)