Form 10-Q
period 2026-06-30
KKR Infrastructure Conglomerate LLC
filed 2026-08-12
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 5, 2026, the registrant had 95,097,781 Class I-Series 1 Shares, 92,819,776 Class S Shares, 46,661,846 Class U Shares, 29,393,387 Class R Shares, 5,797,670 Class D Shares, 3,848,616 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 3, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value (cost of $5,853,672 and $4,649,579, respectively)	$6,955,154	$5,563,528
Cash and cash equivalents	1,215,337	980,166
Foreign currencies at fair value (cost of $159 and $183, respectively)	158	184
Deferred financing costs, net	24,138	24,548
Prepaids and other assets	261	696
Dividends receivable	3,606	3,111
Unrealized appreciation on foreign currency forward contracts	40,711	13,310
Due from Manager and affiliates	—	149
Total assets	8,239,365	6,585,692

Liabilities
Accrued shareholder servicing fees and distribution fees	230,508	204,472
Distributions payable	78,518	61,685
Accrued performance participation allocation	57,936	19,032
Other accrued expenses and liabilities	13,357	11,136
Management fee payable	12,767	5,795
Deferred tax liabilities	13,305	6,705
Due to Manager and affiliates	11,743	14,165
Unrealized depreciation on foreign currency forward contracts	9,471	3,225
Directors' fees and expenses payable	115	115
Total liabilities	427,720	326,330

Commitments and contingencies (Note 10)

Net assets (Note 7)	$7,811,645	$6,259,362

Net assets are comprised of
Class I-Series 1 Shares, 90,515,446 and 64,941,265 shares authorized, issued and outstanding, respectively	$2,743,332	$1,943,366
Class S Shares, 88,898,650 and 66,822,242 shares authorized, issued and outstanding, respectively	2,537,266	1,874,124
Class U Shares, 46,902,266 and 47,404,585 shares authorized, issued and outstanding, respectively	1,354,510	1,342,254
Class R Shares, 29,528,282 and 29,830,337 shares authorized, issued and outstanding, respectively	893,250	890,930
Class D Shares, 5,693,820 and 3,815,313 shares authorized, issued and outstanding, respectively	169,379	111,869
Class E Shares, — and 40 shares authorized, issued and outstanding, respectively	—	1
Class F Shares, 3,542,535 and 3,078,264 shares authorized, issued and outstanding, respectively	113,906	96,816

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	June 30, 2026 (Unaudited)	December 31, 2025
Class G Shares, 40 shares authorized, issued and outstanding	1	1
Class H Shares, 40 shares authorized, issued and outstanding	1	1
Net assets	$7,811,645	$6,259,362

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Dividend and other income	$28,575	$37,727	$50,341	$69,093
Total investment income	28,575	37,727	50,341	69,093

Operating expenses
Performance participation allocation	28,201	15,282	39,267	30,640
Management fee expense	22,917	12,490	42,977	22,619
General and administration expenses	3,485	2,344	6,348	3,984
Professional fees	3,553	1,247	5,805	3,151
Interest expense	4,705	2,163	9,036	3,994
Directors' fees and expenses	115	115	239	242
Total operating expenses	62,976	33,641	103,672	64,630
Add: Expenses recouped by Manager	—	3,318	3,970	5,466
Less: Management fee and expense credits	(10,347)	(13,348)	(21,847)	(23,477)
Net operating expenses	52,629	23,611	85,795	46,619
Net investment income (loss)	(24,054)	14,116	(35,454)	22,474

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(1,247)	(252)	(2,378)	520
Foreign currency forward contracts	73,139	—	93,325	(414)
Total net realized gain (loss)	71,892	(252)	90,947	106

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	205,577	50,442	285,682	116,424
Foreign currency	59	(8)	7	16
Foreign currency translation	(10,248)	235,471	(98,149)	337,323
Foreign currency forward contracts	(43,608)	(192,202)	21,155	(269,373)
Total net change in unrealized appreciation (depreciation) before income taxes	151,780	93,703	208,695	184,390
Provision for (benefit from) income taxes	3,948	403	6,600	3,384
Total net change in unrealized appreciation (depreciation) after income taxes	147,832	93,300	202,095	181,006

Net increase in net assets resulting from operations	$195,670	$107,164	$257,588	$203,586

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of June 30, 2026 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2026	$2,321,352	$2,198,055	$1,341,078	$881,868	$140,824	$—	$102,594	$1	$1	$6,985,773
Consideration from the issuance of shares	370,689	307,888	—	—	30,198	—	9,034	—	—	717,809
Repurchases of shares	(7,358)	(5,154)	(20,499)	(10,038)	(1,354)	—	—	—	—	(44,403)
Reinvestment of distributions	16,913	16,980	9,662	6,973	1,251	—	2	—	—	51,781
Transfers in	6,306	—	—	1,397	—	—	—	—	—	7,703
Transfers out	—	(2,605)	(1,818)	—	(3,280)	—	—	—	—	(7,703)
Early repurchase fee	189	186	98	62	12	—	8	—	—	555
Distributions declared	(29,870)	(23,540)	(12,424)	(9,744)	(1,770)	—	(1,169)	—	—	(78,517)
Net increase (decrease) in net assets resulting from capital activity	356,869	293,755	(24,981)	(11,350)	25,057	—	7,875	—	—	647,225
Net investment income (loss)	(8,541)	(8,371)	(4,238)	(2,628)	(521)	—	245	—	—	(24,054)
Net realized gain (loss)	23,738	23,567	13,567	8,510	1,448	—	1,062	—	—	71,892
Net change in unrealized appreciation (depreciation)	49,914	49,142	26,740	16,850	3,056	—	2,130	—	—	147,832
Net increase (decrease) in net assets resulting from operations	65,111	64,338	36,069	22,732	3,983	—	3,437	—	—	195,670
Accrued shareholder servicing fees and distribution fees	—	(18,882)	2,344	—	(485)	—	—	—	—	(17,023)
Balance at June 30, 2026	$2,743,332	$2,537,266	$1,354,510	$893,250	$169,379	$—	$113,906	$1	$1	$7,811,645

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of June 30, 2026 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$1,943,366	$1,874,124	$1,342,254	$890,930	$111,869	$1	$96,816	$1	$1	$6,259,362
Consideration from the issuance of shares	740,497	648,700	—	—	59,383	—	14,999	—	—	1,463,579
Repurchases of shares	(8,799)	(8,503)	(30,047)	(25,692)	(1,485)	(1)	(339)	—	—	(74,866)
Reinvestment of distributions	30,545	30,828	19,031	13,815	2,196	—	4	—	—	96,419
Transfers in	9,555	166	81	2,841	—	—	—	—	—	12,643
Transfers out	(131)	(5,041)	(4,125)	—	(3,346)	—	—	—	—	(12,643)
Early repurchase fee	277	276	155	98	17	—	12	—	—	835
Distributions declared	(55,520)	(44,328)	(24,970)	(19,507)	(3,265)	—	(2,244)	—	—	(149,834)
Net increase (decrease) in net assets resulting from capital activity	716,424	622,098	(39,875)	(28,445)	53,500	(1)	12,432	—	—	1,336,133
Net investment income (loss)	(12,842)	(11,877)	(6,150)	(4,194)	(754)	—	363	—	—	(35,454)
Net realized gain (loss)	29,597	29,566	17,593	11,052	1,787	—	1,352	—	—	90,947
Net change in unrealized appreciation (depreciation)	66,787	66,410	37,979	23,907	4,069	—	2,943	—	—	202,095
Net increase (decrease) in net assets resulting from operations	83,542	84,099	49,422	30,765	5,102	—	4,658	—	—	257,588
Accrued shareholder servicing fees and distribution fees	—	(43,055)	2,709	—	(1,092)	—	—	—	—	(41,438)
Balance at June 30, 2026	$2,743,332	$2,537,266	$1,354,510	$893,250	$169,379	$—	$113,906	$1	$1	$7,811,645

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of June 30, 2025 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at March 31, 2025	$729,953	$873,577	$1,281,033	$21,855	$850,837	$40,204	$1	$35,695	$1	$1	$3,833,157
Consideration from the issuance of shares	303,450	301,606	—	—	—	11,295	—	100	—	—	616,451
Repurchases of shares	(398)	(705)	(3,469)	(37)	(1,461)	—	—	—	—	—	(6,070)
Reinvestment of distributions	5,307	6,440	8,912	222	6,588	335	—	1	—	—	27,805
Transfers in	2,451	390	112	—	771	—	—	—	—	—	3,724
Transfers out	(390)	(1,997)	(827)	—	(112)	(398)	—	—	—	—	(3,724)
Early repurchase fee	56	69	83	1	52	3	—	2	—	—	266
Distributions declared	(11,167)	(10,639)	(11,748)	(227)	(9,226)	(528)	—	(371)	—	—	(43,906)
Net increase (decrease) in net assets resulting from capital activity	299,309	295,164	(6,937)	(41)	(3,388)	10,707	—	(268)	—	—	594,546
Net investment income (loss)	3,181	3,774	4,116	68	2,585	160	—	232	—	—	14,116
Net realized gain (loss)	(58)	(69)	(73)	(1)	(46)	(3)	—	(2)	—	—	(252)
Net change in unrealized appreciation (depreciation)	19,935	24,266	28,771	473	18,070	1,030	—	755	—	—	93,300
Net increase (decrease) in net assets resulting from operations	23,058	27,971	32,814	540	20,609	1,187	—	985	—	—	107,164
Accrued shareholder servicing fees and distribution fees	—	(19,579)	1,207	4	—	(210)	—	—	—	—	(18,578)
Balance at June 30, 2025	$1,052,320	$1,177,133	$1,308,117	$22,358	$868,058	$51,888	$1	$36,412	$1	$1	$4,516,289

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets as of June 30, 2025 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2024	$457,224	$489,957	$1,253,543	$21,323	$834,667	$30,795	$1	$34,955	$1	$1	$3,122,467
Consideration from the issuance of shares	562,483	696,960	—	—	—	21,469	—	175	—	—	1,281,087
Repurchases of shares	(706)	(861)	(4,711)	(37)	(4,086)	—	—	—	—	—	(10,401)
Reinvestment of distributions	8,583	9,999	17,644	435	12,987	581	—	2	—	—	50,231
Transfers in	3,942	390	112	—	1,040	—	—	—	—	—	5,484
Transfers out	(390)	(2,125)	(1,096)	—	(112)	(1,761)	—	—	—	—	(5,484)
Early repurchase fee	91	113	158	2	99	5	—	4	—	—	472
Distributions declared	(19,022)	(18,688)	(23,479)	(453)	(18,390)	(944)	—	(741)	—	—	(81,717)
Net increase (decrease) in net assets resulting from capital activity	554,981	685,788	(11,372)	(53)	(8,462)	19,350	—	(560)	—	—	1,239,672
Net investment income (loss)	4,438	5,346	7,291	120	4,583	237	—	459	—	—	22,474
Net realized gain (loss)	3	8	56	1	36	1	—	1	—	—	106
Net change in unrealized appreciation (depreciation)	35,674	44,290	59,361	974	37,234	1,916	—	1,557	—	—	181,006
Net increase (decrease) in net assets resulting from operations	40,115	49,644	66,708	1,095	41,853	2,154	—	2,017	—	—	203,586
Accrued shareholder servicing fees and distribution fees	—	(48,256)	(762)	(7)	—	(411)	—	—	—	—	(49,436)
Balance at June 30, 2025	$1,052,320	$1,177,133	$1,308,117	$22,358	$868,058	$51,888	$1	$36,412	$1	$1	$4,516,289

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net increase in net assets from operations	$257,588	$203,586
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	14,512	—
Class F Shares issued as payment of directors' fees and expenses	125	125
Class F Shares issued as payment of performance participation allocation	362	50
Deferred financing costs amortization	5,801	2,774
Acquisition of Infrastructure Assets	(1,224,681)	(628,644)
Proceeds from return of capital on Infrastructure Assets	20,588	—
Net change in unrealized (appreciation) depreciation on investments	(285,682)	(116,424)
Net change in unrealized (appreciation) depreciation on foreign currency	(7)	(16)
Net change in unrealized (appreciation) depreciation on foreign currency translation	98,149	(337,323)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(21,155)	269,373
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	435	3,674
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	—	1,786
(Increase) Decrease in due from Manager and affiliates	149	—
(Increase) Decrease in dividends receivable	(495)	(1,847)
Increase (Decrease) in management fee payable	6,972	—
Increase (Decrease) in accrued performance participation allocation	38,904	30,590
Increase (Decrease) in other accrued expenses and liabilities	2,219	(1,120)
Increase (Decrease) in deferred tax liabilities	6,600	3,380
Increase (Decrease) in due to Manager and affiliates	(2,631)	2,657
Net cash used in operating activities	(1,082,247)	(567,379)
Financing activities
Proceeds from issuance of shares	1,448,580	1,280,912
Repayment of line of credit	—	(229,128)
Payment of deferred financing costs	(5,181)	(6,475)
Repurchases of shares	(74,031)	(9,929)
Payment of shareholder servicing fees and distribution fees	(15,401)	(8,815)
Distributions	(36,582)	(17,781)
Net cash provided by financing activities	1,317,385	1,008,784
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	7	7
Net increase in cash and cash equivalents and foreign currencies at fair value	235,145	441,412
Cash and cash equivalents and foreign currencies at fair value, beginning of period	980,350	342,547
Cash and cash equivalents and foreign currencies at fair value, end of period	$1,215,495	$783,959
Supplemental disclosure of cash flow information
Reinvestment of distributions	$96,419	$50,231
Change in shareholder servicing fees and distribution fees payable	41,438	49,436
Cash paid for interest	2,956	1,025
Change in deferred financing costs payable	210	29

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 5.8%
Other Infrastructure Assets (2)		Data Centers	(3)	Level III	$454,917	5.8%
Energy & Utilities - 10.7%
Other Infrastructure Assets (2)		Energy & Utilities	(4)	Level III	838,353	10.7%
Fiber - 10.7%
FiberCop S.p.A.	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	644,150	8.2%
Other Infrastructure Assets (2)		Fiber	North America	Level III	196,149	2.5%
Industrial Infrastructure - 6.2%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator G.P.	Industrial Infrastructure	Europe	Level III	406,096	5.2%
Other Infrastructure Assets (2)		Industrial Infrastructure	Asia Pacific	Level III	78,013	1.0%
Midstream Infrastructure - 7.0%
Other Infrastructure Assets (2)		Midstream Infrastructure	(5)	Level III	365,972	4.7%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(9)	183,453	2.3%
Other Infrastructure - 2.5%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	192,513	2.5%
Renewables - 12.6%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	388,482	5.0%
Other Infrastructure Assets (2)		Renewables	(7)	Level III	591,008	7.6%
Social Infrastructure - 8.2%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	602,776	7.7%
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	35,504	0.5%
Telecom Towers - 12.6%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	639,901	8.2%
Other Infrastructure Assets (2)		Telecom Towers	North America	Level III	340,000	4.4%
Transportation - 8.4%
Other Infrastructure Assets (2)		Transportation	(8)	Level III	658,772	8.4%
Other Infrastructure Assets (2)		Transportation	North America	(9)	533	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Waste - 4.3%
Other Infrastructure Assets (2)		Waste	Asia Pacific	Level III	338,562	4.3%
Total Infrastructure Assets Investments (cost of $5,853,672)					$6,955,154	89.0%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	$40,711	0.5%
Total Derivative Assets					$40,711	0.5%
Derivative Liabilities
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	$(9,471)	(0.1)%
Total Derivative Liabilities					$(9,471)	(0.1)%
Total Derivative Instruments					$31,240	0.4%

Investments in Money Market Funds
Federated Hermes Government Obligations Fund		N/A	N/A	Level I	$405,159	5.2%
GS Financial Square Government Fund		N/A	N/A	Level I	403,648	5.2%
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	403,439	5.2%
Total Investments in Money Market Funds (cost of $1,212,246)					$1,212,246	15.6%

Total Investments and Cash Equivalents (cost of $7,065,918)					$8,198,640	105.0%

(1) As of June 30, 2026, approximately 22.4%, 16.6%, 41.8% and 8.2% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,567,823, $1,047,620, $2,671,542 and $566,687, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,748,004, $1,296,032, $3,268,109 and $643,009, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) 72.8% of fair value shown is domiciled in North America, 23.7% in Asia Pacific and 3.5% in United Kingdom.

(4) 0.2% of fair value shown is domiciled in Asia Pacific, 29.1% in Europe, 6.1% in North America and 64.6% in United Kingdom.

(5) 63.3% of fair value shown is domiciled in North America and 36.7% in Europe.

(6) 64.0% of fair value shown is domiciled in Europe, 1.8% in North America and 34.2% in United Kingdom.

(7) 6.9% of fair value shown is domiciled in Asia Pacific, 32.1% in Europe and 61.0% in North America.

(8) 11.5% of fair value shown is domiciled in Asia Pacific, 75.7% in Europe, 7.6% in North America and 5.2% in United Kingdom.

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

(1) As of December 31, 2025, approximately 20.0%, 16.4%, 47.7% and 4.8% of the Company’s infrastructure assets were in North America, United Kingdom, Europe and Asia Pacific, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,141,290, $798,653, $2,459,707 and $249,929, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe and Asia Pacific were $1,249,551, $1,021,063, $2,987,918 and $304,996, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) The aggregator that holds Smart Metering Systems Limited also holds indirect interests in Salisbury Topco Limited and SMA Topco Limited.

(4) 67.8% of fair value shown is domiciled in North America, 29.2% in Asia Pacific and 3.0% in United Kingdom.

(5) 83.1% of fair value shown is domiciled in Europe and 16.9% in North America.

(6) 69.4% of fair value shown is domiciled in Europe, 2.1% in North America and 28.5% in United Kingdom.

(7) 33.5% of fair value shown is domiciled in North America, 30.9% in Asia Pacific, 11.1% in United Kingdom and 24.5% in Europe.

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

K-INFRA conducts a continuous private offering of the following investor shares: Class S Shares, Class D Shares, and Class I Shares, including, without limitation, Class I-Series 1 Shares, Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares (collectively with the Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares, the “Investor Shares” and, together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including under Regulation D and Regulation S, (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). On July 2, 2026, (i) existing Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated. We may offer additional classes and/or series of classes of Investor Shares in the future.

Holders of Investor Shares have equal rights and privileges with each other, except that Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares do not pay a sales load or dealer-manager fees, the Class I Shares and Class R Shares are not subject to any servicing or distribution fees and the Class D Shares or Class R-D Shares are not subject to any distribution fees.

Holders of Class E Shares, Class F Shares, Class G Shares and Class H Shares (collectively, the “KKR Shares”) have equal rights and privileges with each other and, except for the Class G Shares, no class of shares will have any rights, powers or preferences with respect to determining the number of directors constituting the entire Board of Directors (the “Board”) or the appointment, election, or removal of any directors or officers of the Company. Kohlberg Kravis Roberts & Co. L.P. (together with its subsidiaries, “KKR”), through its ownership of all of the Company’s outstanding Class G Shares, hold, directly and indirectly, all of the voting power of the Company. The KKR Shares are not subject to the Management Fee (defined herein) or the Performance Participation Allocation (defined herein), and are not subject to any servicing or distribution fees.

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026, there were no significant updates to the Company’s significant accounting policies.

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

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and six months ended June 30, 2026 and 2025 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$12,467,256	$9,685,859	$24,426,734	$13,126,927
Expenses	13,374,510	9,739,832	25,683,429	13,413,262
Income before taxes	(907,254)	(53,973)	(1,256,695)	(286,335)
Income tax expense (benefit)	85,666	640	(46,889)	27,616
Consolidated net income (loss)	(992,920)	(54,613)	(1,209,806)	(313,951)
Net income (loss) attributable to non-controlling interests	12,109	(42,855)	20,008	22,754
Net income (loss)	$(1,005,029)	$(11,758)	$(1,229,814)	$(336,705)

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

4.Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2026, according to the fair value hierarchy:

	June 30, 2026
Investments	Level I	Level II	Level III (1)	Investment Measured at Net Asset Value (1) (2)	Fair Value
Infrastructure Assets	$—	$—	$6,771,168	$183,986	$6,955,154
Unrealized appreciation on foreign currency forward contracts	—	40,711	—	—	40,711
Unrealized depreciation on foreign currency forward contracts	—	(9,471)	—	—	(9,471)
Investments in Money Market Funds	1,212,246	—	—	—	1,212,246
Total	$1,212,246	$31,240	$6,771,168	$183,986	$8,198,640

(1) During the six months ended June 30, 2026, the Company transferred $31,415 into Level III category of measurement related to certain investments that were initially measured at fair value using the net asset value practical expedient under ASC 820 that represented cash funded to an unconsolidated aggregator that was subsequently utilized to acquire an interest in an Infrastructure Asset. Upon acquiring the indirect interest in the Infrastructure Asset, the fair value of the investment was measured using significant unobservable inputs categorized as Level III.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2026:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2026
Infrastructure Assets	$5,382,280	$1,224,148	$(20,588)	$283,477	$(98,149)	$6,771,168
Total	$5,382,280	$1,224,148	$(20,588)	$283,477	$(98,149)	$6,771,168

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2026 attributable to Level III investments and foreign currency translation still held at June 30, 2026 was $283,477 and $(98,149), respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2025:

Investments	Balance as of December 31, 2024	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2025
Infrastructure Assets	$2,943,129	$361,644	$—	$112,120	$337,323	$3,754,216
Total	$2,943,129	$361,644	$—	$112,120	$337,323	$3,754,216

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the six months ended June 30, 2025 attributable to Level III investments and foreign currency translation still held at June 30, 2025 was $112,120 and $337,323, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of June 30, 2026:

				As of June 30, 2026
Level III Assets	Fair Value June 30, 2026	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$6,771,168	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	1.0%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	91.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	8.0%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value / Forward EBITDA Multiple	18.9x	17.0x - 19.0x	Increase

		Discounted cash flow	Weighted Average Cost of Capital	11.6%	6.0% - 25.8%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	13.9x	5.5x - 23.8x	Increase

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

5.Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. The foreign currency forward contracts open at the end of the period are indicative of the volume of the activity during the period ended June 30, 2026.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amounts, which are presented in local currency, represent the absolute value amount of the foreign exchange contracts, in thousands:

		As of June 30, 2026
		Assets				Liabilities
Derivative Instruments	Currency	Notional			Fair Value	Notional			Fair Value
Foreign currency forward contracts	EUR		€2,152,606		$30,737		€4,305,211		$(408)
Foreign currency forward contracts	AUD	A$	405,200		993	A$	618,700		(2,497)
Foreign currency forward contracts	CAD	C$	220,930		3,191	C$	441,860		(20)
Foreign currency forward contracts	GBP		£1,017,502		3,163		£1,368,953		(5,605)
Foreign currency forward contracts	INR	₹	4,680,960		36	₹	8,522,920		(820)
Foreign currency forward contracts	KRW	₩	371,260,000		1,795	₩	185,630,000		(96)
Foreign currency forward contracts	SGD	152,550		S$	796	196,950		S$	(15)
Foreign currency forward contracts	AED	103,500			—	207,000			(10)
					$40,711				$(9,471)

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

For the three and six months ended June 30, 2026, the Manager earned $22,917 and $42,977 in gross Management Fees, respectively. For the three and six months ended June 30, 2025, the Manager earned $12,490 and $22,619 in gross Management Fees, respectively.

For the three and six months ended June 30, 2026, the Company offset Management Fees and certain operating expenses of $10,347 and $21,847, respectively. For the three and six months ended June 30, 2025, the Company offset Management Fees and certain operating expenses of $13,348 and $23,477, respectively.

As of June 30, 2026 and December 31, 2025, the Company did not have an unapplied credit balance to be carried forward that related to Other Fees earned.

For the three and six months ended June 30, 2026, the Company issued 275,700 and 459,701 Class F Shares, respectively, to the Manager, which represents payment in satisfaction of a Management Fee of $8,716 and $14,511, respectively, for services rendered by the Manager in accordance with the terms of the Management Agreement.

As of June 30, 2026 and December 31, 2025, the Company owed $12,767 and $5,795 to the Manager for Management Fees, which amounts are included in Management fee payable on the Statements of Assets and Liabilities, respectively.

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

A Performance Participation Allocation payable of $57,936 and $19,032 was recorded as of June 30, 2026 and December 31, 2025 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflects a $28,201 and $39,267 Performance Participation Allocation for the three and six months ended June 30, 2026, respectively. The Consolidated Statements of Operations reflects a $15,282 and $30,640 Performance Participation Allocation for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, the Company issued approximately 7,901 and 11,253 Class F Shares to KKR totaling $255 and $362, respectively, in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

During the three and six months ended June 30, 2025, the Company issued approximately 1,234 and 1,638 Class F Shares to KKR totaling $38 and $50, respectively, in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

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

Other Transactions with Dealer-Manager

During the three and six months ended June 30, 2026, the Company remitted $1,250 and $1,500, to the Dealer-Manager for arranger fees related to the Credit Agreement (as defined herein), respectively. During the three and six months ended June 30, 2025, the Company remitted $550 and $1,300 to the Dealer-Manager for arranger fees related to the Credit Agreement, respectively.

Distribution Fees and Servicing Fees

The Company will pay KKR Capital Markets LLC ongoing distribution and servicing fees (a) of 0.85% of NAV per annum for Class S Shares, Class R-S Shares and Class U Shares only (consisting of a 0.60% distribution fee (the “Distribution Fee”) and a 0.25% shareholder servicing fee (the “Servicing Fee”)), payable monthly in arrears, as they become contractually due and (b) of 0.25% for Class D Shares and Class R-D Shares only (all of which constitutes payment for shareholder services, with no payment for distribution services) in each case as accrued, and payable monthly. Such Distribution Fee and Servicing Fee are calculated based on the Company’s Transactional Net Asset Value. None of Class I Shares, Class R Shares, Class E Shares, Class F Shares, Class G Shares and/or Class H Shares incur Distribution Fees or Servicing Fees. All or a portion of the Distribution Fee or Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services. The Dealer-Manager generally expects to reallow the

Distribution Fee and the Servicing Fee to participating broker dealers or other intermediaries. The Company also pays for certain sub-transfer agency, sub-accounting and administrative services outside of the Distribution Fee and Servicing Fee.

During the three and six months ended June 30, 2026, the Company paid ongoing distribution and servicing fees of $26 and $49, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

During the three and six months ended June 30, 2025, the Company paid ongoing distribution and servicing fees of $16 and $23, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of June 30, 2026 and December 31, 2025, the Company has accrued $230,508 and $204,472, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares and Class D Shares sold.

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

The Expense Limitation Agreement was in effect through and including December 31, 2024 and was not renewed by the Manager and the Company for a successive term. Under the Expense Limitation Agreement, the Company had agreed to carry forward the amount of the foregone management fees and/or expenses paid, absorbed or reimbursed by the Manager for a period not to exceed 3 years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager for such fees or expenses in accordance with the Expense Limitation Agreement.

For the six months ended June 30, 2026, the Manager recouped expenses of $3,970 incurred by the Company, pursuant to the Expense Limitation Agreement. For the three and six months ended June 30, 2025, the Manager recouped expenses of $3,318 and $5,466 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of June 30, 2026.

On the Company’s Consolidated Statement of Assets and Liabilities, as of June 30, 2026, the Company has recorded $11,743 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

On the Company’s Consolidated Statement of Assets and Liabilities, as of December 31, 2025, the Company has recorded $14,165 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company, amounts recouped under the Expense Limitation Agreement and payable for Infrastructure Assets acquired.

Line of Credit

On August 9, 2024, a wholly-owned subsidiary of the Company (collectively with future subsidiaries of the Company as may be added and removed from time to time, the “Line of Credit Borrowers”), entered into an unsecured, uncommitted line of credit (as amended from time to time, the “Line of Credit”) to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC (the “Line of Credit Lender”), an affiliate of the Company.

The Line of Credit was initially set to expire on August 8, 2025, subject to six-month extension options requiring the Line of Credit Lender’s approval. On June 30, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through February 5, 2027, subject to additional six-month extension options requiring the Line of Credit Lender’s approval. The applicable interest rate is a rate up to the then-current rate offered by a third-party lender or, if no such rate is available, up to the sum of the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.25% per annum. Each advance under the Line of Credit is repayable on the earliest of (i) the 180th day following the earlier of (x) the Line of Credit Lender’s demand and (y) the expiration of the Line of Credit and (ii) if specified, the scheduled date of repayment for each such loan as set forth in the relevant loan request (the “Scheduled Repayment Date”), which date shall in no case be later than 364 days following the borrowing of such loan (unless the Line of Credit Lender, in its sole discretion, consents to a Scheduled Repayment Date that is later than 364 days following the borrowing of such loan). To the extent the Company has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Company is obligated to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Line of Credit Borrowers will be permitted to (i) make payments to fulfill any repurchase requests pursuant to the Company’s share repurchase plan or any excess tender offer on the terms described in the Company’s private placement memorandum, (ii) use funds to close any acquisition to which the Company committed to prior to receiving a demand notice, (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter and (iv) pay any taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Line of Credit Borrower may withdraw from the Line of Credit at the time all such obligations held by such Line of Credit Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Line of Credit Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Line of Credit Lender and its assignees shall have any recourse to any entities with interests in the Line of Credit Borrowers such as a general partner or investor, including the Company, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit.

As of both June 30, 2026 and December 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of both June 30, 2026 and December 31, 2025.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the six months ended June 30, 2026, the Company purchased interests in an Infrastructure Asset for $245,807 from an affiliated KKR-sponsored investment vehicle alongside a third party institutional investor, investment vehicles managed by an affiliate of the Manager and a proprietary investment vehicle.

7.Net Assets

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended June 30, 2026:

	Shares Outstanding as of March 31, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
Class I-Series 1 Shares	77,728,630	12,259,486	(245,602)	564,559	208,373	—	90,515,446
Class S Shares	78,416,326	10,173,920	(171,906)	566,385	—	(86,075)	88,898,650
Class U Shares	47,324,412	—	(684,391)	322,597	—	(60,352)	46,902,266
Class R Shares	29,584,219	—	(334,880)	232,609	46,334	—	29,528,282
Class D Shares	4,809,476	996,200	(45,234)	41,789	—	(108,411)	5,693,820
Class F Shares	3,256,897	285,578	—	60	—	—	3,542,535
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	241,120,040	23,715,184	(1,482,013)	1,727,999	254,707	(254,838)	265,081,079

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2026:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
Class I-Series 1 Shares	64,941,265	24,535,895	(293,698)	1,019,600	316,757	(4,373)	90,515,446
Class S Shares	66,822,242	21,493,275	(283,649)	1,028,513	5,515	(167,246)	88,898,650
Class U Shares	47,404,585	—	(1,003,458)	635,672	2,683	(137,216)	46,902,266
Class R Shares	29,830,337	—	(857,285)	460,939	94,291	—	29,528,282
Class D Shares	3,815,313	1,965,389	(49,593)	73,342	—	(110,631)	5,693,820
Class E Shares	40	—	(40)	—	—	—	—
Class F Shares	3,078,264	474,915	(10,758)	114	—	—	3,542,535
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	215,892,126	48,469,474	(2,498,481)	3,218,180	419,246	(419,466)	265,081,079

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended June 30, 2025:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
Class I-Series 1 Shares	25,339,403	10,442,771	(13,771)	183,773	84,514	(13,427)	36,023,263
Class S Shares	32,444,537	10,381,704	(24,384)	222,847	13,428	(68,934)	42,969,198
Class U Shares	47,264,870	—	(120,209)	308,871	3,872	(28,479)	47,428,925
Class R-D Shares	773,105	—	(1,285)	7,697	—	—	779,517
Class R Shares	29,560,457	—	(50,608)	228,170	26,520	(3,868)	29,760,671
Class D Shares	1,423,945	388,931	—	11,601	—	(13,643)	1,810,834
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,194,340	3,318	—	41	—	—	1,197,699
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	138,000,777	21,216,724	(210,257)	963,000	128,334	(128,351)	159,970,227

The following table is a summary of the movement in the Company’s outstanding Shares during the six months ended June 30, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
Class I-Series 1 Shares	16,112,717	19,512,681	(24,611)	299,216	136,687	(13,427)	36,023,263
Class S Shares	18,479,917	24,231,013	(29,877)	348,097	13,428	(73,380)	42,969,198
Class U Shares	47,010,082	—	(164,000)	616,872	3,872	(37,901)	47,428,925
Class R-D Shares	765,609	—	(1,285)	15,193	—	—	779,517
Class R Shares	29,417,967	—	(143,128)	453,774	35,926	(3,868)	29,760,671
Class D Shares	1,107,237	744,723	—	20,280	—	(61,406)	1,810,834
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	5,853	—	77	—	—	1,197,699
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	44,494,270	(362,901)	1,753,509	189,913	(189,982)	159,970,227

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

Transactional Net Asset Value Per Share	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of June 30, 2026	$30.40	$30.43	$30.41	$30.44	$30.39	$32.28	$36.34	$36.34

The following table summarizes the Shares repurchased during the six months ended June 30, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I-Series 1 Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I-Series 1 Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Shares repurchased on May 5, 2026:
Class U Shares	$29.95	684,391	20,499	—	20,499
Class R Shares	$29.98	334,880	10,038	—	10,038
Class I-Series 1 Shares	$29.96	245,602	7,358	249	7,109
Class S Shares	$29.98	171,906	5,154	249	4,905
Class D Shares	$29.94	45,234	1,354	57	1,297
Total		2,498,481	$74,866	$835	$74,031

The following table summarizes the Shares repurchased during the six months ended June 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I-Series 1 Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I-Series 1 Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Total		362,901	$10,401	$472	$9,929

Early Repurchase Fee

Under the Company’s share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

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

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1,550,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default.

During the six months ended June 30, 2026, the Borrowers entered into an upsize agreement and lender joinder agreements to the Credit Agreement, pursuant to which the credit available to the Borrowers was increased by $300,000 to an aggregate principal amount of $1,550,000.

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

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants. The Company was in compliance with such covenants in all material respects as of June 30, 2026.

As of June 30, 2026, total remaining unamortized deferred financing costs for the Credit Agreement was $24,138.

As of June 30, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of June 30, 2026 and December 31, 2025.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for the three and six months ended June 30, 2026:

Record Date	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
June 30, 2026	$0.3300	$0.2648	$0.2649	$0.3300	$0.3108	$—	$0.3300
Total	$0.6600	$0.5299	$0.5300	$0.6600	$0.6217	$0.3300	$0.6600

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2026 and June 30, 2026, with payment on April 27, 2026 and July 27, 2026, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

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

Funding Commitments and Others

As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments consisting of $3,138,585 and $401,936, respectively, related to its investment in Infrastructure Assets.

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

11.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2026 through June 30, 2026:

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$29.92	$28.05	$28.31	$29.87	$29.32	$31.45	$34.63	$34.63
Consideration from the issuance of shares	0.02	0.52	—	—	0.26	0.01	—	—
Repurchases of shares	—	(0.01)	(0.03)	—	—	—	—	—
Reinvestment of distributions	—	0.03	0.02	—	0.01	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	(0.01)	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.66)	(0.53)	(0.53)	(0.66)	(0.62)	(0.66)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.64)	0.01	(0.54)	(0.66)	(0.36)	(0.65)	—	—
Net investment (loss) income (2)	(0.16)	(0.15)	(0.13)	(0.14)	(0.15)	0.11	0.13	0.13
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	1.19	1.17	1.18	1.18	1.16	1.24	1.44	1.44
Net increase (decrease) in net assets resulting from operations	1.03	1.02	1.05	1.04	1.01	1.35	1.57	1.57
Accrued shareholder servicing fees and distribution fees (2)	—	$(0.54)	$0.06	$—	$(0.22)	$—	$—	$—
Net asset value per share at the end of period (June 30, 2026)	$30.31	$28.54	$28.88	$30.25	$29.75	$32.15	$36.20	$36.20
Weighted average shares outstanding at end of period (June 30, 2026)	80,189,912	80,204,058	47,290,109	29,686,835	4,880,291	3,398,594	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.60%	0.64%	0.56%	0.53%	0.61%	0.28%	0.28%	0.28%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.05%	0.05%	0.06%	0.06%	0.05%	0.06%	0.06%	0.06%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.65%	0.69%	0.62%	0.59%	0.66%	0.34%	0.34%	0.34%
Performance Participation Allocation (6)	0.57%	0.56%	0.54%	0.55%	0.56%	—%	—%	—%
Total operating expenses (6) (8) (9)	1.22%	1.25%	1.16%	1.14%	1.22%	0.34%	0.34%	0.34%

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Net investment income (loss) (6)	(0.53)%	(0.52)%	(0.45)%	(0.47)%	(0.52)%	0.34%	0.34%	0.34%
Total GAAP return attributed to Shares based on net asset value (10)	3.51%	3.64%	3.89%	3.48%	3.58%	4.32%	4.53%	4.53%

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2025 through June 30, 2025:

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2025)	$28.38	$26.51	$26.67	$27.85	$28.37	$27.81	$29.33	$29.33	$31.07	$31.06
Consideration from the issuance of shares	0.04	1.47	—	—	—	0.30	—	—	—	—
Repurchases of shares	—	—	(0.01)	—	—	—	—	—	—	—
Reinvestment of distributions	—	0.03	0.02	0.01	—	0.01	—	—	—	—
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	(0.03)	—	—	—	—
Early repurchase fee (2)	—	—	—	—	—	—	—	—	—	—
Distributions declared (3)	(0.62)	(0.50)	(0.50)	(0.58)	(0.62)	(0.58)	(0.62)	(0.62)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.58)	1.00	(0.49)	(0.57)	(0.62)	(0.30)	(0.62)	(0.62)	—	—
Net investment (loss) income (2)	0.16	0.16	0.15	0.15	0.15	0.16	0.38	0.38	0.40	0.40
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	1.25	1.15	1.27	1.26	1.27	1.26	1.31	1.31	1.43	1.44
Net increase (decrease) in net assets resulting from operations	1.41	1.31	1.42	1.41	1.42	1.42	1.69	1.69	1.83	1.84
Accrued shareholder servicing fees and distribution fees (2)	—	(1.43)	(0.02)	(0.01)	—	(0.28)	—	—	—	—
Net asset value per share at the end of period (June 30, 2025)	$29.21	$27.39	$27.58	$28.68	$29.17	$28.65	$30.40	$30.40	$32.90	$32.90
Weighted average shares outstanding at end of period (June 30, 2025)	27,290,182	33,781,712	47,377,067	776,458	29,677,403	1,480,561	40	1,195,484	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.25%	0.27%	0.28%	0.27%	0.26%	0.26%	0.26%	0.26%	0.26%	0.26%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.14%	0.14%	0.14%	0.13%	0.13%	0.14%	0.13%	0.13%	0.13%	0.13%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.39%	0.41%	0.42%	0.40%	0.39%	0.40%	0.39%	0.39%	0.39%	0.39%

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R-D Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares
Performance Participation Allocation (6)	0.77%	0.82%	0.79%	0.77%	0.76%	0.78%	—%	—%	—%	—%
Total operating expenses (6) (8) (9)	1.16%	1.23%	1.21%	1.17%	1.15%	1.18%	0.39%	0.39%	0.39%	0.39%
Net investment income (loss) (6)	0.56%	0.58%	0.57%	0.54%	0.54%	0.56%	1.29%	1.29%	1.28%	1.28%
Total GAAP return attributed to Shares based on net asset value (10)	5.11%	5.21%	5.29%	5.06%	5.01%	5.11%	5.76%	5.76%	5.89%	5.92%

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

For the three and six months ended June 30, 2026, the effective tax rates were 2.0% and 2.5%, respectively. For the three and six months ended June 30, 2025, the effective tax rates were 0.3% and 1.6%, respectively. For each of the three and six months ended June 30, 2026 and 2025, the primary items giving rise to the difference between the —% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

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

14.Subsequent Events
Unregistered Sales of Equity Securities

On July 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on July 21, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I-Series 1 Shares	3,942,882	$119,879
Class S Shares	3,716,887	113,095
Class D Shares	187,287	5,692
Total		$238,666

Class F Share Issuances — Management Fee

On July 1, 2026, the Company issued 395,509 Class F Shares to the Manager, which represents payment in satisfaction of Management Fee of approximately $12,767 for services rendered by the Manager in accordance with the terms of the Management Agreement.

Sixth Amended and Restated Limited Liability Company Agreement

On July 2, 2026, the Company entered into the Sixth Amended and Restated Limited Liability Company Agreement (the “Sixth A&R LLCA”), which amended and restated the Company’s Fifth Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2023.

The amendment and restatement effects certain changes, including, among other things, to clarify that the Company is authorized to issue different series of Classes of Shares, to redesignate the outstanding Class I Shares to Class I-Series 1 Shares and to designate three additional series within such Class I Shares, having the terms set forth in the Company’s Sixth A&R LLCA.

Second Amended and Restated Management Agreement

On July 2, 2026, the Company entered into the second amended and restated management agreement with the Manager. The amendment and restatement effects certain changes, including, among other things, the redesignation of Class I Shares as Class I-Series 1 Shares and designation of the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares (together, the “Class I Series”). As amended, the Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares will be subject to management fees that differ from the management fee applicable to the existing Class I Shares.

Distribution Reinvestment Plan

On July 27, 2026, pursuant to the DRIP, the Company issued approximately 653,219 Class I-Series 1 Shares, approximately 631,565 Class S Shares, approximately 313,637 Class U Shares, approximately 226,450 Class R Shares, approximately 45,025 Class D Shares and approximately 64 Class F Shares, for aggregate consideration of $56,877 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

Share Repurchases

The Company has a share repurchase plan, whereby on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The aggregate NAV of total repurchases of Class S Shares, Class D Shares, Class U Shares, Class I-Series 1 Shares, Class R-D Shares, Class R-S Shares, Class R Shares and Class F Shares, if any, will be limited to no more than 5% of the NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter).

The following table summarizes the Shares repurchased on August 5, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$30.41	522,681	$15,895	$—	$15,895
Class S Shares	$30.43	377,589	11,489	305	11,184
Class R Shares	$30.44	361,761	11,011	—	11,011
Class I-Series 1 Shares	$30.40	223,065	6,782	201	6,581
Class F Shares	$32.28	91,428	2,951	—	2,951
Total		1,576,524	$48,128	$506	$47,622

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

We conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. We currently offer three classes of investor shares: Class S Shares, Class D Shares and Class I Shares, including, without limitation, Class I-Series 1 Shares, Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares. Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (together with the Class S Shares, Class D Shares and Class I Shares, the “Investor Shares,” and the Investor Shares together with the Class E Shares, Class F Shares, Class G Shares and Class H Shares, the “Shares”) were no longer available for purchase as of June 1, 2024. On July 2, 2026, existing (i) Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated. We may offer additional classes and/or series of classes of Investor Shares in the future.
Recent Developments

Infrastructure Assets Activities

During the six months ended June 30, 2026, the Company acquired eleven Infrastructure Assets for aggregate consideration of $1,055,182, including the following investments:

Infrastructure Asset	Description
Viridor Ltd.	Provider of waste management and energy recovery services across the United Kingdom
Elemental Infrastructure HoldCo Pty Ltd	Independent power producer supporting urban microgrids, hybrid power, and off-grid mining across Australia
Vertical Bridge REIT LLC	Owns approximately 17,000 wireless towers leased to major U.S. mobile carriers across all 50 states

During the six months ended June 30, 2026, the Company acquired incremental indirect interests in Infrastructure Assets for aggregate consideration of $169,499.

As of June 30, 2026, the Company’s Infrastructure Assets were comprised of many underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of June 30, 2026, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding). The charts below exclude our Liquidity Portfolio.

As of June 30, 2026, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
FiberCop S.p.A.	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe
CapeOmega AS	Maritime transportation platform that co-owns a fleet of LNG carrier vessels
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States

Infrastructure Asset (1)	Description
Vertical Bridge REIT LLC	Owns approximately 17,000 wireless towers across all 50 states. Long-term leases with major U.S. mobile carriers, featuring annual escalators and low tenant churn, support stable cash flows
Viridor Ltd.	Provider of waste management and energy recovery services across the United Kingdom

(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of June 30, 2026, inclusive of any transactions which were consummated after such date but funded by the Company on or before June 30, 2026, if any.

During July 2026, the Company acquired one Infrastructure Asset and five incremental indirect interests in Infrastructure Assets.

During July 2026, the Company closed the sale of its investment in Pembina Gas Infrastructure Inc.

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

Revolving Credit Facility Upsize

On January 27, 2026, the Borrowers entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment includes certain updates to the Credit Agreement in contemplation of one or more of the Borrowers thereunder being taxed as real estate investment trusts under the Internal Revenue Code of 1986, as amended.

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

On June 24, 2026, the Borrowers entered into a lender joinder agreement to the Credit Agreement. Pursuant to the lender joinder agreement, the credit available to the Borrowers was increased by $250,000 to an aggregate principal amount of $1,550,000. On June 24, 2026, the Company remitted $1,250 to the Dealer-Manager, an affiliate of the Company, for arranger fees related to the lender joinder agreement.

Except as described above, the material terms of the Credit Agreement remain unchanged by the Second Amendment, the Upsize Agreement and the Seventh Joinder.

Line of Credit

The Line of Credit was set to expire on August 6, 2026, subject to six-month extension options requiring the approval of the Line of Credit Lender (as defined in “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q). On June 30, 2026, the Line of Credit Lender agreed to extend the Line of Credit an additional six months through February 5, 2027, subject to additional six-month extension options requiring the Line of Credit Lender’s approval.

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

A discussion of the results of operations for the three and six months ended June 30, 2026 is as follows:

Operating Results Highlights

During the three and six months ended June 30, 2026, we raised aggregate subscription proceeds of $708,775 and $1,448,580 related to Investor Shares, respectively. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I-Series 1 Shares (2)	Class S Shares	Class U Shares	Class R-D Shares (3)	Class R Shares	Class D Shares	Class R-S Shares (4)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended June 30, 2026	2.59%	2.37%	2.42%	Not applicable	2.64%	2.54%	Not applicable
Six months ended June 30, 2026	3.72%	3.33%	3.42%	Not applicable	3.81%	3.61%	Not applicable
Inception to date annualized June 30, 2026	9.65%	8.81%	10.08%	Not applicable	11.02%	9.36%	Not applicable

(1) “Three months ended” and “Six months ended” for a given share class, mean total return for the respective calendar period. “Inception to date annualized,” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

(2) On July 2, 2026, (i) existing Class I Shares were redesignated as Class I-Series 1 Shares and (ii) Class I-Series 2 Shares, Class I-Series 3 Shares and Class I-Series 4 Shares were newly designated.

(3) On November 3, 2025, all of the Company’s outstanding Class R-D Shares were converted into Class D Shares and there were no outstanding Class R-D Shares as of November 30, 2025.

(4) On May 1, 2024, all of the Company's outstanding Class R-S Shares were converted into Class S Shares and there were no outstanding Class R-S Shares as of May 31, 2024.

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and six months ended June 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Investment income
Dividend and other income	$28,575	$37,727	$(9,152)	$50,341	$69,093	$(18,752)
Total investment income	28,575	37,727	(9,152)	50,341	69,093	(18,752)

Operating expenses
Performance participation allocation	28,201	15,282	12,919	39,267	30,640	8,627
Management fee expense	22,917	12,490	10,427	42,977	22,619	20,358
General and administration expenses	3,485	2,344	1,141	6,348	3,984	2,364

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Professional fees	3,553	1,247	2,306	5,805	3,151	2,654
Interest expense	4,705	2,163	2,542	9,036	3,994	5,042
Directors' fees and expenses	115	115	—	239	242	(3)
Total operating expenses	62,976	33,641	29,335	103,672	64,630	39,042
Add: Expenses recouped by Manager	—	3,318	(3,318)	3,970	5,466	(1,496)
Less: Management fee and expense credits	(10,347)	(13,348)	3,001	(21,847)	(23,477)	1,630
Net operating expenses	52,629	23,611	29,018	85,795	46,619	39,176
Net investment income (loss)	(24,054)	14,116	(38,170)	(35,454)	22,474	(57,928)

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	(1,247)	(252)	(995)	(2,378)	520	(2,898)
Foreign currency forward contracts	73,139	—	73,139	93,325	(414)	93,739
Total net realized gain (loss)	71,892	(252)	72,144	90,947	106	90,841

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	205,577	50,442	155,135	285,682	116,424	169,258
Foreign currency	59	(8)	67	7	16	(9)
Foreign currency translation	(10,248)	235,471	(245,719)	(98,149)	337,323	(435,472)
Foreign currency forward contracts	(43,608)	(192,202)	148,594	21,155	(269,373)	290,528
Total net change in unrealized appreciation (depreciation) before income taxes	151,780	93,703	58,077	208,695	184,390	24,305
Provision for (benefit from) income taxes	3,948	403	3,545	6,600	3,384	3,216
Total net change in unrealized appreciation (depreciation) after income taxes	147,832	93,300	54,532	202,095	181,006	21,089

Net increase in net assets resulting from operations	$195,670	$107,164	$88,506	$257,588	$203,586	$54,002

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

Dividend and other income decreased $9,152 and $18,752 for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively.

Expenses

Total operating expenses increased $29,335 and $39,042 for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, primarily due to the increased Performance Participation Allocation (defined herein) and Management Fee (defined herein) during the three and six months ended June 30, 2026.

For the six months ended June 30, 2026, the Manager recouped expenses of $3,970 incurred by the Company, pursuant to the Expense Limitation Agreement (defined herein). For the six months ended June 30, 2025, the Manager recouped expenses of $5,466 incurred by the Company, pursuant to the Expense Limitation Agreement. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of June 30, 2026.

The Performance Participation Allocation increased $12,919 and $8,627 for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively.

For the three and six months ended June 30, 2026, the Manager earned $22,917 and $42,977 in gross Management Fees, respectively. For the three and six months ended June 30, 2026, the Company offset Management Fees and certain operating expenses of $10,347 and $21,847, respectively.

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

Net Investment Income (Loss)

Net investment income (loss) decreased $38,170 and $57,928 for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, net investment income (loss) was $(24,054) and $(35,454), respectively. For the three and six months ended June 30, 2025, net investment income (loss) was $14,116 and $22,474, respectively. The decrease in net investment income (loss) was attributable to a decrease in total investment income of $9,152 and $18,752, and an increase in net operating expenses of $29,018 and $39,176 for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively.

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

For the three and six months ended June 30, 2026, we recorded a $1,247 and $2,378 realized loss on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. For the three and six months ended June 30, 2025, we recorded a $(252) and $520 realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the three months ended June 30, 2026, we recorded a $73,139 realized gain on the settlement of foreign currency forward contracts. The realized gain on the settlement of foreign currency forward contracts was primarily attributable to the general strengthening of the U.S. dollar during the period. As the U.S. dollar appreciated against certain foreign currencies, the U.S. dollar value of our non-U.S. dollar–denominated assets decreased. Correspondingly, our forward contracts were settled at a gain, resulting in higher realized gains upon settlement as the contracts were rolled forward on

June 30, 2026. No realized gain or loss was recorded on the settlement of foreign currency forward contracts during the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, we recorded a $93,325 and $(414) realized gain (loss) on the settlement of foreign currency forward contracts, respectively. The increase in realized gain on the settlement of foreign currency forward contracts was primarily attributable to the general strengthening of the U.S. dollar during the period. As the U.S. dollar appreciated against certain foreign currencies, the U.S. dollar value of our non-U.S. dollar–denominated assets decreased. Correspondingly, our forward contracts were settled at a gain, resulting in higher realized gains upon settlement as the contracts were rolled forward on June 30, 2026. Although the realized gain on the settlement of foreign currency forward contracts positively impacted earnings for the six months ended June 30, 2026, it was partially offset by the unfavorable effect of foreign currency movements on the underlying exposures that the contracts were intended to economically hedge. The U.S. dollar movements were less pronounced for the six months ended June 30, 2025, resulting in comparatively smaller realized losses. For the six months ended June 30, 2025, the realized loss on the settlement of foreign currency forward contracts was more than offset by favorable exchange rates that increased the U.S. dollar value of the underlying exposure.

We recorded a net change in unrealized appreciation before income taxes of $151,780 and $208,695 for the three and six months ended June 30, 2026, respectively. This net change in unrealized appreciation before income taxes for the three and six months ended June 30, 2026 includes unrealized appreciation on investments of $205,577 and $285,682 related to the change in value of Infrastructure Assets, respectively; unrealized depreciation on foreign currency translation of $10,248 and $98,149 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $(43,608) and $21,155, respectively.

We recorded a net change in unrealized appreciation before income taxes of $93,703 and $184,390 for the three and six months ended June 30, 2025, respectively. This net change in unrealized appreciation before income taxes for the three and six months ended June 30, 2025 includes unrealized appreciation on investments of $50,442 and $116,424 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation on foreign currency translation of $235,471 and $337,323 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized depreciation on foreign currency forward contracts of $192,202 and $269,373, respectively.

We recorded a total net change in unrealized appreciation after income taxes of $147,832 and $202,095 for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2026, the total net change in unrealized appreciation includes a provision for income taxes of $3,948 and $6,600 on the holdings of certain equity investments in taxable subsidiaries, respectively.

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

Changes in Net Assets resulting from Operations

For the three and six months ended June 30, 2026, we recorded a net increase in net assets resulting from operations of $195,670 and $257,588, respectively. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and realized gain on foreign currency forward contracts, partially offset by unrealized depreciation related to foreign currency translation based upon changes in foreign currency exchange rates.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fee is accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	June 30, 2026
Investments at fair value (cost of $5,853,672)	$6,978,804
Cash and cash equivalents	1,215,337
Foreign currencies at fair value (cost of $159)	158
Other assets	68,714
Other liabilities	(116,772)
Accrued performance participation allocation	(57,936)
Management fee payable	(12,767)
Accrued shareholder servicing fees and distribution fees (1)	(6,059)
Transactional Net Asset Value	$8,069,479
Number of outstanding shares	265,081,079

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2026:

Transactional Net Asset Value Per Share	Class I-Shares Series 1	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$2,752,032	$2,704,953	$1,426,344	$898,754	$173,046	$114,348	$1	$1	$8,069,479
Number of outstanding shares	90,515,446	88,898,650	46,902,266	29,528,282	5,693,820	3,542,535	40	40	265,081,079
Transactional Net Asset Value per Share as of June 30, 2026	$30.40	$30.43	$30.41	$30.44	$30.39	$32.28	$36.34	$36.34

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of June 30, 2026:

June 30, 2026
GAAP Net Asset Value	$7,811,645
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	224,452
Deferred tax liabilities of certain taxable subsidiaries (2)	19,434
Unamortized financing and acquisition-related costs (3)	13,948
Transactional Net Asset Value	$8,069,479

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of June 30, 2026:

		As of June 30, 2026
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	1.0%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	91.0%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	8.0%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	18.9x	17.0x - 19.0x

Discounted Cash Flow	Weighted Average Cost of Capital (3)	11.6%	6.0% - 25.8%
	Enterprise Value / LTM EBITDA Exit Multiple (4)	13.9x	5.5x - 23.8x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of June 30, 2026:

Input	Hypothetical Change	Infrastructure Asset Values as of June 30, 2026
Weighted Average Cost of Capital	0.25% decrease	+2.59%
	0.25% increase	-2.52%

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

As of June 30, 2026, total unrealized appreciation and (depreciation) on foreign currency forward contracts was $40,711 and $(9,471), respectively. For the three and six months ended June 30, 2026, the net change in unrealized appreciation (depreciation) on foreign currency forward contracts was $(43,608) and $21,155, respectively. For the three and six months ended June 30, 2026, we recorded a $73,139 and $93,325 realized gain on the settlement of foreign currency forward contracts, respectively.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three and six months ended June 30, 2026:

Record Date	Class I Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
June 30, 2026	$0.3300	$0.2648	$0.2649	$0.3300	$0.3108	$—	$0.3300
Total	$0.6600	$0.5299	$0.5300	$0.6600	$0.6217	$0.3300	$0.6600

Share Repurchases

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

The following table summarizes the Shares repurchased during the three and six months ended June 30, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Shares repurchased on May 5, 2026:
Class U Shares	$29.95	684,391	20,499	—	20,499

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class R Shares	$29.98	334,880	10,038	—	10,038
Class I Shares	$29.96	245,602	7,358	249	7,109
Class S Shares	$29.98	171,906	5,154	249	4,905
Class D Shares	$29.94	45,234	1,354	57	1,297
Total		2,498,481	$74,866	$835	$74,031

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,215,337 and $158 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,550,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,000,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on April 3, 2028, unless there is an earlier termination or an acceleration following an event of default. As of June 30, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of June 30, 2026, there was no outstanding balance under the Line of Credit. See “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about the Line of Credit.

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

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Cash flows from:	2026	2025	Change
Operating activities	$(1,082,247)	$(567,379)	$(514,868)
Financing activities	1,317,385	1,008,784	308,601
Net increase in cash and cash equivalents and foreign currencies at fair value	$235,138	$441,405	$(206,267)

Cash used in operating activities

Our net cash used in operating activities was $1,082,247 for the six months ended June 30, 2026, which was primarily comprised of the usage of $1,224,681 of cash for the acquisition of Infrastructure Assets during the six months ended June 30, 2026.

Cash provided by financing activities

Our net cash provided by financing activities was $1,317,385 for the six months ended June 30, 2026, which was primarily comprised of $1,448,580 of proceeds from the issuance of Shares pursuant to our continuous private offering.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2026, the Company has accrued $230,508 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 10. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2026.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2026 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of June 30, 2026, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $677,117, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $68,492, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of June 30, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement. As of June 30, 2026, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	—	$—	—	—
May 1, 2026 to May 31, 2026	1,482,013	$29.96	1,482,013	—
June 1, 2026 to June 30, 2026	—	$—	—	—
Total	1,482,013	$29.96	1,482,013	—

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of July 2, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

4.1	Share Repurchase Plan, dated as of July 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.1	Second Amended and Restated Management Agreement, dated July 2, 2026, between KKR Infrastructure Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.2	Facility Upsize and Lender Joinder Agreement, dated as of June 24, 2026, by and among K-INFRA Liquidity Limited, as borrower representative, Mizuho Bank, Ltd., as administrative agent and collateral agent, and the lender party thereto

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: August 12, 2026	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)