Form 10-Q
period 2026-09-30
KKR Infrastructure Conglomerate LLC
filed 2026-11-13
CIK 1948056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 5, 2026, the registrant had 109,634,435 Class I-Series 1 Shares, 100,713,958 Class S Shares, 46,326,482 Class U Shares, 29,421,459 Class R Shares, 6,429,101 Class D Shares, 7,067,610 Class F Shares, 40 Class G Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes November 2, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

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

Part I.    Financial Information
Item 1.    Financial Statements

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value (cost of $6,833,028 and $4,649,579, respectively)	$8,246,092	$5,563,528
Cash and cash equivalents	906,881	980,166
Foreign currencies at fair value (cost of $159 and $183, respectively)	158	184
Deferred financing costs, net	31,562	24,548
Prepaids and other assets	101	696
Dividends receivable	2,663	3,111
Unrealized appreciation on foreign currency forward contracts	31,673	13,310
Due from Manager and affiliates	—	149
Total assets	9,219,130	6,585,692

Liabilities
Accrued shareholder servicing fees and distribution fees	245,638	204,472
Distributions payable	85,465	61,685
Accrued performance participation allocation	99,866	19,032
Other accrued expenses and liabilities	12,702	11,136
Management fee payable	7,196	5,795
Deferred tax liabilities	13,494	6,705
Due to Manager and affiliates	15,636	14,165
Unrealized depreciation on foreign currency forward contracts	22,323	3,225
Directors' fees and expenses payable	115	115
Total liabilities	502,435	326,330

Commitments and contingencies (Note 10)

Net assets (Note 7)	$8,716,695	$6,259,362

Net assets are comprised of
Class I-Series 1 Shares, 104,101,284 and 64,941,265 shares authorized, issued and outstanding, respectively	$3,232,288	$1,943,366
Class S Shares, 98,130,706 and 66,822,242 shares authorized, issued and outstanding, respectively	2,873,100	1,874,124
Class U Shares, 46,532,572 and 47,404,585 shares authorized, issued and outstanding, respectively	1,380,398	1,342,254
Class R Shares, 29,441,145 and 29,830,337 shares authorized, issued and outstanding, respectively	912,338	890,930
Class D Shares, 6,250,383 and 3,815,313 shares authorized, issued and outstanding, respectively	190,528	111,869
Class E Shares, — and 40 shares authorized, issued and outstanding, respectively	—	1
Class F Shares, 3,860,709 and 3,078,264 shares authorized, issued and outstanding, respectively	128,039	96,816

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Assets and Liabilities
(Amounts in Thousands, Except Share Data)

	September 30, 2026 (Unaudited)	December 31, 2025
Class G Shares, 40 shares authorized, issued and outstanding	2	1
Class H Shares, 40 shares authorized, issued and outstanding	2	1
Net assets	$8,716,695	$6,259,362

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Operations (Unaudited)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Dividend and other income	$39,447	$22,553	$89,788	$91,646
Total investment income	39,447	22,553	89,788	91,646

Operating expenses
Performance participation allocation	42,328	17,383	81,595	48,023
Management fee expense	25,945	15,078	68,922	37,697
General and administration expenses	3,267	2,187	9,615	6,171
Professional fees	1,996	1,693	7,801	4,844
Interest expense	5,741	2,992	14,777	6,986
Directors' fees and expenses	115	115	354	357
Total operating expenses	79,392	39,448	183,064	104,078
Add: Expenses recouped by Manager	—	4,046	3,970	9,512
Less: Management fee and expense credits	(19,313)	(11,751)	(41,160)	(35,228)
Net operating expenses	60,079	31,743	145,874	78,362
Net investment income (loss)	(20,632)	(9,190)	(56,086)	13,284

Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	29	(806)	(2,349)	(286)
Foreign currency forward contracts	31,914	—	125,239	(414)
Total net realized gain (loss)	31,943	(806)	122,890	(700)

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	303,495	119,431	589,177	235,855
Foreign currency	(2)	2	5	18
Foreign currency translation	8,087	(10,549)	(90,062)	326,774
Foreign currency forward contracts	(21,890)	23,871	(735)	(245,502)
Total net change in unrealized appreciation (depreciation) before income taxes	289,690	132,755	498,385	317,145
Provision for (benefit from) income taxes	561	14	7,161	3,398
Total net change in unrealized appreciation (depreciation) after income taxes	289,129	132,741	491,224	313,747

Net increase in net assets resulting from operations	$300,440	$122,745	$558,028	$326,331

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2026 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2026	$2,743,332	$2,537,266	$1,354,510	$893,250	$169,379	$113,906	$1	$1	$7,811,645
Consideration from the issuance of shares	390,643	281,382	—	—	19,644	13,227	—	—	704,896
Repurchases of shares	(6,782)	(11,489)	(15,895)	(11,011)	—	(2,951)	—	—	(48,128)
Reinvestment of distributions	19,865	19,217	9,538	6,892	1,368	2	—	—	56,882
Transfers in	13,547	—	187	1,487	—	—	—	—	15,221
Transfers out	(187)	(6,002)	(5,128)	—	(3,904)	—	—	—	(15,221)
Early repurchase fee	179	172	84	53	11	7	—	—	506
Distributions declared	(34,353)	(25,877)	(12,271)	(9,716)	(1,941)	(1,274)	—	—	(85,432)
Net increase (decrease) in net assets resulting from capital activity	382,912	257,403	(23,485)	(12,295)	15,178	9,011	—	—	628,724
Net investment income (loss)	(7,607)	(7,282)	(3,389)	(2,290)	(476)	412	—	—	(20,632)
Net realized gain (loss)	11,050	10,812	5,471	3,453	672	485	—	—	31,943
Net change in unrealized appreciation (depreciation)	102,601	98,136	47,753	30,220	6,192	4,225	1	1	289,129
Net increase (decrease) in net assets resulting from operations	106,044	101,666	49,835	31,383	6,388	5,122	1	1	300,440
Accrued shareholder servicing fees and distribution fees	—	(23,235)	(462)	—	(417)	—	—	—	(24,114)
Balance at September 30, 2026	$3,232,288	$2,873,100	$1,380,398	$912,338	$190,528	$128,039	$2	$2	$8,716,695

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2026 (Unaudited)
(Amounts in Thousands)

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares	Class G Shares	Class H Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$1,943,366	$1,874,124	$1,342,254	$890,930	$111,869	$1	$96,816	$1	$1	$6,259,362
Consideration from the issuance of shares	1,131,140	930,082	—	—	79,027	—	28,226	—	—	2,168,475
Repurchases of shares	(15,581)	(19,992)	(45,942)	(36,703)	(1,485)	(1)	(3,290)	—	—	(122,994)
Reinvestment of distributions	50,410	50,045	28,569	20,707	3,564	—	6	—	—	153,301
Transfers in	23,102	166	268	4,328	—	—	—	—	—	27,864
Transfers out	(318)	(11,043)	(9,253)	—	(7,250)	—	—	—	—	(27,864)
Early repurchase fee	456	448	239	151	28	—	19	—	—	1,341
Distributions declared	(89,873)	(70,205)	(37,241)	(29,223)	(5,206)	—	(3,518)	—	—	(235,266)
Net increase (decrease) in net assets resulting from capital activity	1,099,336	879,501	(63,360)	(40,740)	68,678	(1)	21,443	—	—	1,964,857
Net investment income (loss)	(20,449)	(19,159)	(9,539)	(6,484)	(1,230)	—	775	—	—	(56,086)
Net realized gain (loss)	40,647	40,378	23,064	14,505	2,459	—	1,837	—	—	122,890
Net change in unrealized appreciation (depreciation)	169,388	164,546	85,732	54,127	10,261	—	7,168	1	1	491,224
Net increase (decrease) in net assets resulting from operations	189,586	185,765	99,257	62,148	11,490	—	9,780	1	1	558,028
Accrued shareholder servicing fees and distribution fees	—	(66,290)	2,247	—	(1,509)	—	—	—	—	(65,552)
Balance at September 30, 2026	$3,232,288	$2,873,100	$1,380,398	$912,338	$190,528	$—	$128,039	$2	$2	$8,716,695

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2025 (Unaudited)
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

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2025 (Unaudited)
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

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets from operations	$558,028	$326,331
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Class F Shares issued as payment of Management fees	27,277	—
Class F Shares issued as payment of directors' fees and expenses	188	188
Class F Shares issued as payment of performance participation allocation	761	157
Deferred financing costs amortization	9,592	4,744
Acquisition of Infrastructure Assets	(2,205,868)	(1,594,031)
Proceeds from return of capital on Infrastructure Assets	22,419	—
Net change in unrealized (appreciation) depreciation on investments	(589,177)	(235,855)
Net change in unrealized (appreciation) depreciation on foreign currency	(4)	(18)
Net change in unrealized (appreciation) depreciation on foreign currency translation	90,062	(326,774)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	735	245,502
Changes in operating assets and liabilities:
(Increase) Decrease in prepaids and other assets	595	3,386
(Increase) Decrease in receivable for settlement of foreign currency forward contracts	—	1,786
(Increase) Decrease in due from Manager and affiliates	149	(11,702)
(Increase) Decrease in dividends receivable	448	(1,507)
Increase (Decrease) in management fee payable	1,401	3,570
Increase (Decrease) in accrued performance participation allocation	80,834	47,866
Increase (Decrease) in directors' fees and expenses payable	—	18
Increase (Decrease) in other accrued expenses and liabilities	1,565	2,654
Increase (Decrease) in deferred tax liabilities	6,789	3,117
Increase (Decrease) in due to Manager and affiliates	1,150	1,594
Net cash used in operating activities	(1,993,056)	(1,528,974)
Financing activities
Proceeds from issuance of shares	2,140,249	2,026,926
Repayment of line of credit	—	(229,128)
Payment of deferred financing costs	(16,285)	(13,533)
Repurchases of shares	(121,653)	(21,391)
Payment of shareholder servicing fees and distribution fees	(24,386)	(14,511)
Distributions	(58,185)	(29,160)
Net cash provided by financing activities	1,919,740	1,719,203
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	5	4
Net increase (decrease) in cash and cash equivalents and foreign currencies at fair value	(73,311)	190,233
Cash and cash equivalents and foreign currencies at fair value, beginning of period	980,350	342,547
Cash and cash equivalents and foreign currencies at fair value, end of period	$907,039	$532,780
Supplemental disclosure of cash flow information
Reinvestment of distributions	$153,301	$82,759
Change in shareholder servicing fees and distribution fees payable	65,552	73,809
Cash paid for interest	4,656	1,720
Change in deferred financing costs payable	321	376
Cash paid for taxes	30	—

KKR Infrastructure Conglomerate LLC
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Nine Months Ended September 30,
	2026	2025
Change in payable for investments acquired	—	14
Change in subscriptions receivable	—	(74)

See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 8.3%
Other Infrastructure Assets (2)		Data Centers	(3)	Level III	$722,015	8.3%
Energy & Utilities - 9.8%
Other Infrastructure Assets (2)		Energy & Utilities	(4)	Level III	864,799	9.8%
Fiber - 9.9%
FiberCop S.p.A.	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	659,345	7.6%
Other Infrastructure Assets (2)		Fiber	North America	Level III	196,149	2.3%
Industrial Infrastructure - 6.3%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator L.P.	Industrial Infrastructure	Europe	Level III	461,086	5.3%
Other Infrastructure Assets (2)		Industrial Infrastructure	Asia Pacific	Level III	86,137	1.0%
Midstream Infrastructure - 6.9%
Other Infrastructure Assets (2)		Midstream Infrastructure	(5)	Level III	238,849	2.7%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(9)	360,986	4.2%
Other Infrastructure - 2.3%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	198,420	2.3%
Renewables - 12.0%
Other Infrastructure Assets (2)		Renewables	(7)	Level III	1,044,814	12.0%
Social Infrastructure - 7.5%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	617,672	7.1%
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	34,143	0.4%
Telecom Towers - 11.4%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	641,611	7.4%
Other Infrastructure Assets (2)		Telecom Towers	North America	Level III	350,200	4.0%
Transportation - 14.0%
Atlantic Aviation Corp	Equity Interest Held Through KKR Granite K-Series Aggregator L.P.	Transportation	North America	Level III	561,369	6.4%
Other Infrastructure Assets (2)		Transportation	(8)	Level III	665,711	7.6%
Other Infrastructure Assets (2)		Transportation	North America	(9)	956	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Waste - 6.2%
Viridor Limited	Equity Interest Held Through KKR Finch Aggregator L.P.	Waste	United Kingdom	Level III	438,733	5.0%
Other Infrastructure Assets (2)		Waste	Asia Pacific	Level III	103,097	1.2%
Total Infrastructure Assets Investments (cost of $6,833,028)					$8,246,092	94.6%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	$31,673	0.4%
Total Derivative Assets					$31,673	0.4%
Derivative Liabilities
Foreign Currency Forward Contracts	N/A	N/A	N/A	Level II	$(22,323)	(0.3)%
Total Derivative Liabilities					$(22,323)	(0.3)%
Total Derivative Instruments					$9,350	0.1%

Investments in Money Market Funds
Federated Hermes Government Obligations Fund		N/A	N/A	Level I	$301,530	3.5%
GS Financial Square Government Fund		N/A	N/A	Level I	298,813	3.4%
State Street Institutional U.S. Government Money Market Fund		N/A	N/A	Level I	295,427	3.4%
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	1,153	—%
Total Investments in Money Market Funds (cost of $896,923)					$896,923	10.3%

Total Investments and Cash Equivalents (cost of $7,729,951)					$9,152,365	105.0%

(1) As of September 30, 2026, approximately 28.9%, 20.3%, 39.1%, 5.9% and 0.4% of the Company’s infrastructure assets were in North America, United Kingdom, Europe, Asia Pacific and Middle East, respectively, based upon the net asset value. The cost basis of infrastructure assets in North America, United Kingdom, Europe, Asia Pacific and Middle East were $2,247,634, $1,471,804, $2,685,403, $398,081 and $30,106, respectively. The fair value of infrastructure assets in North America, United Kingdom, Europe, Asia Pacific and Middle East were $2,514,632, $1,773,592, $3,410,719, $513,431 and $33,718, respectively.

(2) There were no single investments included in this category that exceeded 5% of net assets.

(3) 70.0% of fair value shown is domiciled in North America, 23.1% in Asia Pacific, 2.2% in United Kingdom and 4.7% in Middle East.

(4) 0.4% of fair value shown is domiciled in Asia Pacific, 28.4% in Europe, 6.0% in North America and 65.2% in United Kingdom.

(5) 27.0% of fair value shown is domiciled in North America and 73.0% in Europe.

(6) 63.8% of fair value shown is domiciled in Europe, 1.8% in North America and 34.4% in United Kingdom.

(7) 7.3% of fair value shown is domiciled in Asia Pacific, 57.4% in Europe and 35.3% in North America.

(8) 11.7% of fair value shown is domiciled in Asia Pacific, 75.4% in Europe, 7.6% in North America and 5.3% in United Kingdom.

(9) This investment is measured at fair value using the net asset value practical expedient under Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”).
See notes to financial statements.

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Infrastructure Assets
Data Centers - 5.7%
Other Infrastructure Assets (2)		Data Centers	(4)	Level III	Various	N/A	N/A	$354,063	5.7%
Energy & Utilities - 10.6%
Smart Metering Systems Limited (3)	Equity Interest Held Through KKR Sienna Aggregator L.P.	Energy & Utilities	United Kingdom	Level III	GBP	N/A	N/A	364,499	5.8%
Other Infrastructure Assets (2)		Energy & Utilities	(5)	Level III	Various	N/A	N/A	299,280	4.8%
Fiber - 12.8%
Telecom Italia NetCo	Equity Interest Held Through Optics HoldCo Srl	Fiber	Europe	Level III	EUR	N/A	N/A	616,585	9.9%
Other Infrastructure Assets (2)		Fiber	North America	Level III	USD	N/A	N/A	183,779	2.9%
Industrial Infrastructure - 7.4%
Refresco Group B.V.	Equity Interest Held Through KKR Pegasus Aggregator G.P.	Industrial Infrastructure	Europe	Level III	EUR	N/A	N/A	390,343	6.2%
Other Infrastructure Assets (2)		Industrial Infrastructure	Asia Pacific	Level III	Various	N/A	N/A	70,474	1.1%
Midstream Infrastructure - 6.4%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	Level III	Various	N/A	N/A	217,512	3.5%
Other Infrastructure Assets (2)		Midstream Infrastructure	North America	(8)	USD	N/A	N/A	181,248	2.9%
Other Infrastructure - 2.6%
Other Infrastructure Assets (2)		Other Infrastructure	(6)	Level III	Various	N/A	N/A	165,781	2.6%
Renewables - 14.5%
Greenvolt Energias Renovaveis SA	Equity Interest Held Through KKR GV Investor Aggregator L.P.	Renewables	Europe	Level III	EUR	N/A	N/A	392,004	6.3%
Avantus LLC	Equity Interest Held Through KKR Eight Mile Aggregator L.P.	Renewables	North America	Level III	USD	N/A	N/A	323,809	5.2%
Other Infrastructure Assets (2)		Renewables	Europe	Level III	EUR	N/A	N/A	192,619	3.1%
Social Infrastructure - 9.3%
Grove Education Partners Holdco Limited	Equity Interest Held Through KKR Percival Aggregator L.P.	Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	544,721	8.7%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Other Infrastructure Assets (2)		Social Infrastructure	United Kingdom	Level III	GBP	N/A	N/A	37,786	0.6%
Telecom Towers - 10.2%
Vantage Towers AG	Equity Interest Held Through KKR Oak Aggregator L.P.	Telecom Towers	Europe	Level III	EUR	N/A	N/A	639,551	10.2%
Transportation - 8.0%
CapeOmega AS	Equity Interest Held Through KKR Buoy Aggregator L.P.	Transportation	Europe	Level III	USD	N/A	N/A	357,128	5.7%
Other Infrastructure Assets (2)		Transportation	(7)	Level III	Various	N/A	N/A	146,623	2.3%
Waste - 1.4%
Other Infrastructure Assets (2)		Waste	Asia Pacific	Level III	KRW	N/A	N/A	85,723	1.4%
Total Infrastructure Assets Investments (cost of $4,649,579)								$5,563,528	88.9%

Foreign Currency Forward Contracts
Barclays Bank	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	172,500	$1,165	—%
Barclays Bank	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	116,640	88	—%
Barclays Bank	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	34,850	117	—%
Barclays Bank	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	4,000	(31)	—%
Goldman, Sachs & Co.	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	506,150	3,428	0.1%
Goldman, Sachs & Co.	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	82,430	(648)	—%
Goldman, Sachs & Co.	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	37,618	29	—%
Goldman, Sachs & Co.	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	21,100	71	—%
Macquarie Capital	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	265,920	204	—%
Macquarie Capital	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	29,250	198	—%
Macquarie Capital	Buy EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	7,450	(22)	—%
Macquarie Capital	Buy GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	7,000	15	—%
Macquarie Capital	Buy GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	250	(1)	—%
Nomura	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	111,400,000	65	—%
Nomura	Sell KRW/USD	N/A	N/A	Level II	KRW	January 15, 2026	58,860,000	(479)	—%
Nomura	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	1,108,000	(3)	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	828,770	5,679	0.1%
Nomura	Sell INR/USD	N/A	N/A	Level II	INR	January 15, 2026	172,500	(10)	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	136,500	(1,071)	—%

KKR Infrastructure Conglomerate LLC
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Amounts in Thousands)

Issuer	Asset	Industry	Geography (1)	Valuation Level	Currency	Settlement Date	Notional	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Nomura	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	129,508	109	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	123,700	130	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	46,250	157	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	33,200	(542)	—%
Nomura	Buy SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	28,600	61	—%
Nomura	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	26,300	(191)	—%
Nomura	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	18,400	68	—%
Nomura	Sell CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	6,600	(91)	—%
Nomura	Buy CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	4,750	80	—%
Nomura	Buy CAD/USD	N/A	N/A	Level II	CAD	January 15, 2026	3,850	10	—%
Nomura	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	700	(11)	—%
Royal Bank of Canada	Sell EUR/USD	N/A	N/A	Level II	EUR	January 15, 2026	226,021	1,533	—%
Royal Bank of Canada	Sell AUD/USD	N/A	N/A	Level II	AUD	January 15, 2026	35,400	(125)	—%
Royal Bank of Canada	Sell GBP/USD	N/A	N/A	Level II	GBP	January 15, 2026	27,400	21	—%
Royal Bank of Canada	Sell SGD/USD	N/A	N/A	Level II	SGD	January 15, 2026	24,500	82	—%
Total Foreign Currency Forward Contracts								$10,085	0.2%

Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Funds Government Portfolio		N/A	N/A	Level I	USD	N/A	N/A	$977,437	15.6%
Total Investments in Money Market Funds (cost of $977,437)								$977,437	15.6%

Total Investments and Cash Equivalents (cost of $5,627,016)								$6,551,050	104.7%

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

KKR Infrastructure Conglomerate LLC
Notes to Financial Statements (Unaudited)

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1.Organization

KKR Infrastructure Conglomerate LLC (“K-INFRA” or the “Company”) was formed on September 23, 2022 as a limited liability company under the laws of the state of Delaware, and the Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. The Company commenced principal operations on June 1, 2023.

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

Holders of Investor Shares have equal rights and privileges with each other, except that Class D Shares, Class U Shares, Class I Shares, Class R-D Shares and Class R Shares do not pay a sales load or dealer-manager fees, the Class I Shares and Class R Shares are not subject to any servicing or distribution fees and the Class D Shares and Class R-D Shares are not subject to any distribution fees.

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the nine months ended September 30, 2026, there were no significant updates to the Company’s significant accounting policies.

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

Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU provides guidance on fair value measurement and related disclosures for certain equity securities subject to contractual sale restrictions. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its financial statements.

3.Investments

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized financial information for the three and nine months ended September 30, 2026 and 2025 for the Infrastructure Assets in the aggregate in which the Company has an indirect equity interest:

Summarized Operating Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$16,881,771	$11,123,556	$41,308,505	$24,250,483
Expenses	16,646,215	10,944,728	42,329,644	24,357,990
Income before taxes	235,556	178,828	(1,021,139)	(107,507)
Income tax expense (benefit)	189,556	(46,028)	142,667	(18,412)
Consolidated net income (loss)	46,000	224,856	(1,163,806)	(89,095)
Net income (loss) attributable to non-controlling interests	(4,288)	(28,259)	15,720	(5,505)
Net income (loss)	$50,288	$253,115	$(1,179,526)	$(83,590)

The net income (loss) above represents the aggregated net income (loss) attributable to the interests in each of the Company’s Infrastructure Assets and does not represent the Company’s proportionate share of income (loss). Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.

4.Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2026, according to the fair value hierarchy:

	September 30, 2026
Investments	Level I	Level II	Level III (1)	Investment Measured at Net Asset Value (1) (2)	Fair Value
Infrastructure Assets	$—	$—	$7,884,150	$361,942	$8,246,092
Unrealized appreciation on foreign currency forward contracts	—	31,673	—	—	31,673
Unrealized depreciation on foreign currency forward contracts	—	(22,323)	—	—	(22,323)
Investments in Money Market Funds	896,923	—	—	—	896,923
Total	$896,923	$9,350	$7,884,150	$361,942	$9,152,365

(1) During the nine months ended September 30, 2026, the Company transferred $31,415 into Level III category of measurement related to certain investments that were initially measured at fair value using the net asset value practical expedient under ASC 820 that represented cash funded to an unconsolidated aggregator that was subsequently utilized to acquire an interest in an Infrastructure Asset. Upon acquiring the indirect interest in the Infrastructure Asset, the fair value of the investment was measured using significant unobservable inputs categorized as Level III.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2026:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from sales and repayments	Transfers out of Level III	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2026
Infrastructure Assets	$5,382,280	$2,204,912	$(22,419)	$(176,659)	$586,098	$(90,062)	$7,884,150
Total	$5,382,280	$2,204,912	$(22,419)	$(176,659)	$586,098	$(90,062)	$7,884,150

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2026 attributable to Level III investments and foreign currency translation still held at September 30, 2026 was $586,098 and $(90,062), respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2025:

Investments	Balance as of December 31, 2024	Purchases	Proceeds from sales and repayments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2025
Infrastructure Assets	$2,943,129	$1,507,031	$—	$230,295	$326,774	$5,007,229
Total	$2,943,129	$1,507,031	$—	$230,295	$326,774	$5,007,229

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2025 attributable to Level III investments and foreign currency translation still held at September 30, 2025 was $230,295 and $326,774, respectively.

The following table presents the quantitative information about Level III fair value measurements of the Company’s Infrastructure Assets as of September 30, 2026:

				As of September 30, 2026
Level III Assets	Fair Value September 30, 2026	Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Infrastructure Assets	$7,884,150	Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	0.8%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	96.7%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	2.5%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value / Forward EBITDA Multiple	20.2x	16.3x - 20.5x	Increase

		Discounted cash flow	Weighted Average Cost of Capital	12.0%	6.3% - 25.6%	Decrease
			Enterprise Value / LTM EBITDA Exit Multiple	14.5x	5.7x - 23.8x	Increase

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

5.Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. The foreign currency forward contracts open at the end of the period are indicative of the volume of the activity during the period ended September 30, 2026.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amounts, which are presented in local currency, represent the absolute value amount of the foreign exchange contracts, in thousands:

		As of September 30, 2026
		Assets			Liabilities
Derivative Instruments	Currency	Notional		Fair Value	Notional		Fair Value
Foreign currency forward contracts	AED	103,500		$2	207,000		$(11)
Foreign currency forward contracts	AUD	A$	109,300	97	A$	982,700	(1,427)
Foreign currency forward contracts	CAD	C$	441,860	718	C$	220,930	(21)
Foreign currency forward contracts	EUR		€2,363,254	25,831		€4,209,608	(409)
Foreign currency forward contracts	GBP		£511,398	4,497		£2,536,954	(1,362)
Foreign currency forward contracts	INR	₹	13,305,620	301	₹	12,568,360	(111)
Foreign currency forward contracts	JPY		¥—	—		¥12,029,100	(195)
Foreign currency forward contracts	KRW	₩	217,832,000	227	₩	432,464,000	(18,209)
Foreign currency forward contracts	SGD	—S$		—	313,450S$		(578)
				$31,673			$(22,323)

6.Related Party Transactions

Management Agreement

On July 2, 2026, the Company entered into the Second Amended and Restated Management Agreement with the Manager (as amended from time to time, the “Management Agreement”). Pursuant to the Management Agreement, the Manager is responsible for sourcing, evaluating and monitoring the Company’s acquisition opportunities and making recommendations to the Company’s executive committee related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s objectives, guidelines, policies and limitations, subject to oversight by the Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 1.25% per annum of the month-end net asset value (“NAV”) attributable to Class D Shares, Class I-Series 1 Shares and Class S Shares, (ii) 1.15% per annum of the month-end NAV attributable to Class I-Series 2 Shares, (iii) 1.00% per annum of the month-end NAV attributable to Class I-Series 3 Shares, (iv) 0.95% per annum of the month-end NAV attributable to Class I-Series 4 Shares, and (v) 1.00% per annum of the month-end NAV for a 60-month period following June 1, 2023 (the “Initial Offering”) attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares (provided, in the case of Class U Shares, Class R-S Shares and Class R Shares, that such Class U Shares, Class R-S Shares and Class R Shares are purchased by an investor as part of an intermediary’s aggregate subscription for at least $100,000 during the 12-month period following the Initial Offering) and 1.25% per annum of the month-end NAV attributable to Class U Shares, Class R-D Shares, Class R-S Shares and Class R Shares thereafter, each before giving effect to any accruals for certain fees and expenses. Such Management Fee is calculated based on the Company’s transactional net asset value (“Transactional Net Asset Value”) which is the price at which the Company sells and repurchases its Shares.

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

For the three and nine months ended September 30, 2026, the Manager earned $25,945 and $68,922 in gross Management Fees, respectively. For the three and nine months ended September 30, 2025, the Manager earned $15,078 and $37,697 in gross Management Fees, respectively.

For the three and nine months ended September 30, 2026, the Company offset Management Fees and certain operating expenses of $19,313 and $41,160, respectively. For the three and nine months ended September 30, 2025, the Company offset Management Fees and certain operating expenses of $11,751 and $35,228, respectively.

As of September 30, 2026, there were unapplied credits of $4,278 to be carried forward that relate to Other Fees earned. The Company did not have an unapplied credit balance to be carried forward that related to Other Fees earned as of December 31, 2025.

For the three and nine months ended September 30, 2026, the Company issued 395,509 and 855,210 Class F Shares, respectively, to the Manager, which represents payment in satisfaction of a Management Fee of $12,767 and $27,278, respectively, for services rendered by the Manager in accordance with the terms of the Management Agreement.

As of September 30, 2026 and December 31, 2025, the Company owed $7,196 and $5,795 to the Manager for Management Fees, which amounts are included in Management fee payable on the Statements of Assets and Liabilities, respectively.

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

A Performance Participation Allocation payable of $99,866 and $19,032 was recorded as of September 30, 2026 and December 31, 2025 in the Consolidated Statements of Assets and Liabilities, respectively. The Consolidated Statements of Operations reflect a $42,328 and $81,595 Performance Participation Allocation for the three and nine months ended September 30, 2026, respectively. The Consolidated Statements of Operations reflect a $17,383 and $48,023 Performance Participation Allocation for the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2026, the Company issued approximately 12,092 and 23,345 Class F Shares to KKR totaling $399 and $761, respectively, in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

During the three and nine months ended September 30, 2025, the Company issued approximately 3,490 and 5,128 Class F Shares to KKR totaling $108 and $158, respectively, in satisfaction of the Performance Participation Allocation resulting from certain repurchases of Investor Shares by the Company.

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

Other Transactions with Dealer-Manager

During the three and nine months ended September 30, 2026, the Company remitted $9,204 and $10,704 to the Dealer-Manager for arranger fees related to the Credit Agreement (as defined herein), respectively. During the three and nine months ended September 30, 2025, the Company remitted $1,750 and $3,050 to the Dealer-Manager for arranger fees related to the Credit Agreement, respectively.

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

During the three and nine months ended September 30, 2026, the Company paid ongoing distribution and servicing fees of $35 and $84, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

During the three and nine months ended September 30, 2025, the Company paid ongoing distribution and servicing fees of $10 and $33, respectively, to a wealth management intermediary in which an affiliate of the Company holds an investment.

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time the Company sells Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. As of September 30, 2026 and December 31, 2025, the Company has accrued $245,638 and $204,472, respectively, of Servicing Fees and Distribution Fees payable to the Dealer-Manager related to the Class S Shares, Class U Shares and Class D Shares sold.

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

For the nine months ended September 30, 2026, the Manager recouped expenses of $3,970 incurred by the Company, pursuant to the Expense Limitation Agreement. For the three and nine months ended September 30, 2025, the Manager recouped expenses of $4,046 and $9,512 incurred by the Company, pursuant to the Expense Limitation Agreement, respectively. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2026.

On the Company’s Consolidated Statement of Assets and Liabilities, as of September 30, 2026, the Company has recorded $15,636 as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company.

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

As of both September 30, 2026 and December 31, 2025, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit. The carrying amount outstanding under the Line of Credit approximates its fair value as of both September 30, 2026 and December 31, 2025.

Acquisition of Interests in Infrastructure Assets with Related Parties

During the nine months ended September 30, 2026, the Company purchased interests in two Infrastructure Assets for $932,807 from affiliated KKR-sponsored investment vehicles alongside third party institutional investors, investment vehicles managed by affiliates of the Manager and proprietary investment vehicles.

Acquisition of Incremental Interests in Infrastructure Assets with Related Parties

During the nine months ended September 30, 2026, the Company purchased incremental interests in one Infrastructure Asset for $43,958 from an affiliated KKR-sponsored investment vehicle alongside a third party institutional investor, an investment vehicle managed by an affiliate of the Manager and a proprietary investment vehicle.

7.Net Assets

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2026:

	Shares Outstanding as of June 30, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
Class I-Series 1 Shares	90,515,446	12,719,535	(223,065)	653,364	442,132	(6,128)	104,101,284
Class S Shares	88,898,650	9,173,299	(377,589)	631,565	—	(195,219)	98,130,706
Class U Shares	46,902,266	—	(522,681)	313,637	6,130	(166,780)	46,532,572
Class R Shares	29,528,282	—	(361,761)	226,450	48,174	—	29,441,145
Class D Shares	5,693,820	640,001	—	45,025	—	(128,463)	6,250,383
Class F Shares	3,542,535	409,538	(91,428)	64	—	—	3,860,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	265,081,079	22,942,373	(1,576,524)	1,870,105	496,436	(496,590)	288,316,879

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2026:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
Class I-Series 1 Shares	64,941,265	37,255,430	(516,763)	1,672,964	758,889	(10,501)	104,101,284
Class S Shares	66,822,242	30,666,574	(661,238)	1,660,078	5,515	(362,465)	98,130,706
Class U Shares	47,404,585	—	(1,526,139)	949,309	8,813	(303,996)	46,532,572
Class R Shares	29,830,337	—	(1,219,046)	687,389	142,465	—	29,441,145
Class D Shares	3,815,313	2,605,390	(49,593)	118,367	—	(239,094)	6,250,383
Class E Shares	40	—	(40)	—	—	—	—
Class F Shares	3,078,264	884,453	(102,186)	178	—	—	3,860,709
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	215,892,126	71,411,847	(4,075,005)	5,088,285	915,682	(916,056)	288,316,879

The following table is a summary of the movement in the Company’s outstanding Shares during the three months ended September 30, 2025:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
Class I-Series 1 Shares	36,023,263	13,941,363	(21,872)	257,974	140,114	(924)	50,339,918
Class S Shares	42,969,198	11,007,478	(48,441)	293,229	925	(30,507)	54,191,882
Class U Shares	47,428,925	—	(155,622)	310,950	4,234	(77,532)	47,510,955
Class R-D Shares	779,517	—	—	7,665	40,733	—	827,915
Class R Shares	29,760,671	—	(173,676)	227,421	25,209	(4,225)	29,835,400
Class D Shares	1,810,834	427,348	(2,576)	14,404	—	(98,131)	2,151,879
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,197,699	5,539	—	45	—	—	1,203,283
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	159,970,227	25,381,728	(402,187)	1,111,688	211,215	(211,319)	186,061,352

The following table is a summary of the movement in the Company’s outstanding Shares during the nine months ended September 30, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Issued Upon Reinvestment of Distributions During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
Class I-Series 1 Shares	16,112,717	33,454,044	(46,483)	557,190	276,801	(14,351)	50,339,918
Class S Shares	18,479,917	35,238,491	(78,318)	641,326	14,353	(103,887)	54,191,882
Class U Shares	47,010,082	—	(319,622)	927,822	8,106	(115,433)	47,510,955
Class R-D Shares	765,609	—	(1,285)	22,858	40,733	—	827,915
Class R Shares	29,417,967	—	(316,804)	681,195	61,135	(8,093)	29,835,400
Class D Shares	1,107,237	1,172,071	(2,576)	34,684	—	(159,537)	2,151,879
Class E Shares	40	—	—	—	—	—	40
Class F Shares	1,191,769	11,392	—	122	—	—	1,203,283
Class G Shares	40	—	—	—	—	—	40
Class H Shares	40	—	—	—	—	—	40
Total	114,085,418	69,875,998	(765,088)	2,865,197	401,128	(401,301)	186,061,352

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

Transactional Net Asset Value Per Share	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Transactional Net Asset Value per Share as of September 30, 2026	$31.13	$31.16	$31.15	$31.18	$31.12	$33.28	$37.83	$37.82

The following table summarizes the Shares repurchased during the nine months ended September 30, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I-Series 1 Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I-Series 1 Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Shares repurchased on May 5, 2026:
Class U Shares	$29.95	684,391	20,499	—	20,499
Class R Shares	$29.98	334,880	10,038	—	10,038
Class I-Series 1 Shares	$29.96	245,602	7,358	249	7,109
Class S Shares	$29.98	171,906	5,154	249	4,905
Class D Shares	$29.94	45,234	1,354	57	1,297
Shares repurchased on August 5, 2026:
Class U Shares	$30.41	522,681	15,895	—	15,895

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class S Shares	$30.43	377,589	11,489	305	11,184
Class R Shares	$30.44	361,761	11,011	—	11,011
Class I-Series 1 Shares	$30.40	223,065	6,782	201	6,581
Class F Shares	$32.28	91,428	2,951	—	2,951
Total		4,075,005	$122,994	$1,341	$121,653

The following table summarizes the Shares repurchased during the nine months ended September 30, 2025:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2025:
Class R Shares	$28.37	92,520	$2,625	$128	$2,497
Class U Shares	$28.35	43,791	1,242	59	1,183
Class I-Series 1 Shares	$28.38	10,840	308	15	293
Class S Shares	$28.40	2,693	76	4	72
Shares repurchased on March 25, 2025:
Class S Shares	$28.71	2,800	80	—	80
Shares repurchased on May 5, 2025:
Class U Shares	$28.85	120,209	3,469	140	3,329
Class R Shares	$28.87	50,608	1,461	71	1,390
Class S Shares	$28.90	24,384	705	35	670
Class I-Series 1 Shares	$28.88	13,771	398	20	378
Class R-D Shares	$28.86	1,285	37	—	37
Shares repurchased on August 5, 2025:
Class R Shares	$29.26	173,676	5,082	112	4,970
Class U Shares	$29.24	155,622	4,550	101	4,449
Class S Shares	$29.29	48,441	1,419	63	1,356
Class I-Series 1 Shares	$29.26	19,916	583	29	554
Class D Shares	$29.25	2,576	75	—	75
Shares repurchased on September 25, 2025:
Class I-Series 1 Shares	$29.55	1,956	58	—	58
Total		765,088	$22,168	$777	$21,391

Early Repurchase Fee

Under the Company’s share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Investor Shares repurchased from a Shareholder if Investor Shares are repurchased within 24 months of the original issue date of such Shares.

8.Credit Facility

Revolving Credit Agreement

On August 18, 2026, certain indirect subsidiaries (collectively, the “Borrowers”) of the Company entered into an amended and restated revolving credit agreement (as amended from time to time, the “Credit Agreement”) with Mizuho Bank, Ltd., as joint lead arranger, administrative agent and collateral agent, KKR Capital Markets LLC, an affiliate of the Company, as joint lead arranger, and the lenders party thereto.

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1,500,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on August 18, 2029, unless there is an earlier termination or an acceleration following an event of default.

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower’s option, at (i) daily or term SOFR plus a spread of 2.75%, 3.25% or 3.75% per annum or (ii) a reference rate plus a spread of 1.75%, 2.25% or 2.75% per annum. In each case, the spread depends on the asset coverage ratio set forth in the most recently delivered compliance certificate. Advances under the Credit Agreement denominated in currencies other than U.S. dollars will bear interest at the applicable local benchmark rate plus the same spread that applies to SOFR advances. If the average daily usage under the Credit Agreement for the prior calendar quarter is less than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.50% per annum of the amount by which the aggregate commitments exceed the principal obligations. If the average daily usage under the Credit Agreement for the prior calendar quarter is equal to or greater than 50% of the aggregate commitments under the Credit Agreement, the Borrowers of the Company shall pay an unused fee of 0.40% per annum of the amount by which the aggregate commitments exceed the principal obligations.

Under the terms of the Credit Agreement, the Company is subject to customary affirmative and negative covenants. The Company was in compliance with such covenants in all material respects as of September 30, 2026.

As of September 30, 2026, total remaining unamortized deferred financing costs for the Credit Agreement was $31,562.

As of September 30, 2026 and December 31, 2025, the Borrowers did not have an outstanding balance under the Credit Agreement. The carrying amount outstanding under the Credit Agreement approximates its fair value as of September 30, 2026 and December 31, 2025.

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

The following table details aggregate quarterly distributions per share declared to shareholders as of applicable record date for each applicable class of the Company’s shares for the three and nine months ended September 30, 2026:

Record Date	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
June 30, 2026	$0.3300	$0.2648	$0.2649	$0.3300	$0.3108	$—	$0.3300
September 30, 2026	$0.3300	$0.2637	$0.2637	$0.3300	$0.3105	$—	$0.3300
Total	$0.9900	$0.7936	$0.7937	$0.9900	$0.9322	$0.3300	$0.9900

The distributions for each class of shares were payable to holders of record at the close of business on March 31, 2026, June 30, 2026 and September 30, 2026, with payment on April 27, 2026, July 27, 2026 and October 27, 2026, respectively. The net distributions were paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s DRIP.

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

Funding Commitments and Others

As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments consisting of $818,411 and $401,936, respectively, related to its investment in Infrastructure Assets.

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

11.Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of shares for the period from January 1, 2026 through September 30, 2026:

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$29.92	$28.05	$28.31	$29.87	$29.32	$31.45	$34.63	$34.63
Consideration from the issuance of shares	0.04	0.70	—	—	0.33	0.03	—	—
Repurchases of shares	—	(0.01)	(0.04)	0.01	—	0.01	—	—
Reinvestment of distributions	—	0.04	0.03	—	0.02	—	—	—
Transfers in	—	—	—	—	—	—	—	—
Transfers out	—	(0.01)	(0.01)	—	(0.03)	—	—	—
Early repurchase fee (2)	0.01	0.01	0.01	0.01	0.01	0.01	—	—
Distributions declared (3)	(0.99)	(0.79)	(0.79)	(0.99)	(0.93)	(0.99)	—	—
Net increase (decrease) in net assets resulting from capital activity	(0.94)	(0.06)	(0.80)	(0.97)	(0.60)	(0.94)	—	—
Net investment (loss) income (2)	(0.24)	(0.22)	(0.20)	(0.22)	(0.23)	0.22	0.25	0.25
Net realized gain (loss) and change in unrealized appreciation (depreciation) (4)	2.31	2.29	2.31	2.31	2.28	2.44	2.80	2.80
Net increase (decrease) in net assets resulting from operations	2.07	2.07	2.11	2.09	2.05	2.66	3.05	3.05
Accrued shareholder servicing fees and distribution fees (2)	—	$(0.78)	$0.05	$—	$(0.29)	$—	$—	$—
Net asset value per share at the end of period (September 30, 2026)	$31.05	$29.28	$29.67	$30.99	$30.48	$33.17	$37.68	$37.68
Weighted average shares outstanding at end of period (September 30, 2026)	86,768,912	85,424,005	47,113,347	29,637,136	5,270,411	3,561,960	40	40

Ratio/Supplemental data for Shares (not annualized):
Ratios to net asset value: (5)
Operating expenses before Performance Participation Allocation (6) (7)	0.79%	0.85%	0.77%	0.73%	0.81%	0.40%	0.40%	0.40%
Operating expenses before expenses reimbursed and/or recouped by Manager (6) (7)	0.05%	0.05%	0.06%	0.06%	0.05%	0.06%	0.06%	0.06%
Operating expenses after expenses reimbursed and/or recouped by Manager (6) (7)	0.84%	0.90%	0.83%	0.79%	0.86%	0.46%	0.46%	0.46%
Performance Participation Allocation (6)	1.10%	1.11%	1.05%	1.06%	1.11%	—%	—%	—%
Total operating expenses (6) (8) (9)	1.94%	2.01%	1.88%	1.85%	1.97%	0.46%	0.46%	0.46%

	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares
Net investment income (loss) (6)	(0.78)%	(0.79)%	(0.70)%	(0.72)%	(0.78)%	0.68%	0.67%	0.67%
Total GAAP return attributed to Shares based on net asset value (10)	7.09%	7.20%	7.59%	7.06%	7.13%	8.62%	8.81%	8.81%

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

The Company holds certain investments which may generate U.S. source fixed or determinable annual or periodic gains, profits and income (“FDAP income”) subject to a 30% withholding tax for the non-U.S. corporate subsidiaries. If non U.S. corporate subsidiaries of the Company receive U.S. source income that is not effectively connected with a U.S. trade or business, such income may be subject to a 30% withholding tax on its share of all U.S. source FDAP income unless certain statutory exceptions are met or a lower treaty rate applies (which may not be available or apply). The tax is expected to be withheld at the source by the U.S. payer, and taxes withheld can be used as a payment against the U.S. federal income tax liability of the non-U.S. corporate subsidiaries.

For the three and nine months ended September 30, 2026, the effective tax rates were 0.2% and 1.3%, respectively. For the three and nine months ended September 30, 2025, the effective tax rates were —% and 1.0%, respectively. The primary items giving rise to the difference between the —% federal statutory rate applicable to partnerships and the effective tax rate is due to U.S. federal, state and local taxes on income from the Company’s subsidiaries that are treated as corporations for U.S. federal, state or local purposes.

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

14.Subsequent Events
Unregistered Sales of Equity Securities

On October 1, 2026, the Company sold the following Investor Shares of the Company (with the final number of shares determined on October 21, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I-Series 1 Shares	5,173,631	$161,062
Class S Shares	2,497,333	77,812
Class D Shares	138,676	4,315
Total		$243,190

Class F Share Issuances — Performance Participation Allocation

On October 1, 2026, the Company issued 3,000,876 Class F Shares to KKR (with the final number of shares determined on October 21, 2026) in satisfaction of the Performance Participation Allocation accrual of $99,866 due to KKR as of September 30, 2026.

Class F Share Issuances — Management Fee

On October 1, 2026, the Company issued 216,231 Class F Shares to the Manager (with the final number of shares determined on October 21, 2026), which represents payment in satisfaction of a Management Fee of $7,196 for services rendered by the Manager in the three months ended September 30, 2026, in accordance with the terms of the Management Agreement.

Distribution Reinvestment Plan

On October 27, 2026, pursuant to the DRIP, the Company issued approximately 728,347 Class I-Series 1 Shares, approximately 678,706 Class S Shares, approximately 302,153 Class U Shares, approximately 219,401 Class R Shares, approximately 46,949 Class D Shares and approximately 66 Class F Shares, for aggregate consideration of $61,539 from the reinvestment in shares of the Company for shareholders participating in the DRIP.

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

The following table summarizes the Shares repurchased on November 5, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class I-Series 1 Shares	$31.13	544,071	$16,938	$466	$16,472
Class S Shares	$31.16	522,203	16,271	422	15,849
Class U Shares	$31.15	372,337	11,600	—	11,600
Class R Shares	$31.18	270,323	8,428	—	8,428
Class F Shares	$33.28	12,150	404	—	404
Class D Shares	$31.12	6,908	215	4	211
Total		1,727,992	$53,856	$892	$52,964

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

Recent Developments

Infrastructure Assets Activities

During the nine months ended September 30, 2026, the Company acquired fourteen Infrastructure Assets for aggregate consideration of $1,969,220, including the following investments:

Infrastructure Asset	Description
Atlantic Aviation Corp	One of the largest fixed-base operator (“FBO”) platforms in the United States, providing private aviation customers with a range of services at airports across the United States, including terminal facilities, aircraft hangar space, and aviation fueling services

Infrastructure Asset	Description
Elemental Infrastructure HoldCo Pty Ltd	Independent power producer supporting urban microgrids, hybrid power, and off-grid mining across Australia
Vertical Bridge REIT LLC	Owns approximately 17,000 wireless towers leased to major U.S. mobile carriers across all 50 states
Viridor Ltd.	Provider of waste management and energy recovery services across the United Kingdom

During the nine months ended September 30, 2026, the Company acquired incremental indirect interests in Infrastructure Assets for aggregate consideration of $234,815.

As of September 30, 2026, the Company’s Infrastructure Assets were comprised of many underlying assets that operate in more than 25 countries, primarily across key developed markets in Europe and North America. The charts below present the diversification of our Infrastructure Assets by sector and geography as of September 30, 2026, based upon the fair value of the Infrastructure Assets and the allocable share of our Infrastructure Assets’ operations based on revenue, respectively (percentages in the graphs may not foot due to rounding). The charts below exclude our Liquidity Portfolio.

As of September 30, 2026, the Company’s ten largest Infrastructure Assets, based upon estimated fair value, were:

Infrastructure Asset (1)	Description
FiberCop S.p.A.	End-to-end fixed-line broadband network with operations in Italy serving a large portion of the Italian population
Vantage Towers AG	Telecom tower company with a significant portfolio of cell towers across multiple Western European countries
Grove Education Partners Holdco Limited	Social infrastructure platform with multiple K-12 private schools serving students across the United Kingdom and Europe
Atlantic Aviation Corp	One of the largest fixed-base operator (“FBO”) platforms in the United States, providing private aviation customers with a range of services at airports across the United States, including terminal facilities, aircraft hangar space, and aviation fueling services
Refresco Group B.V.	Global independent beverage manufacturer providing bottling and packaging services to many corporate customers
Viridor Ltd.	Provider of waste management and energy recovery services across the United Kingdom
Greenvolt Energias Renovaveis S.A.	Renewable energy platform with multiple biomass power plants across Europe
Smart Metering Systems Limited	Smart metering and energy infrastructure company based in the United Kingdom

Infrastructure Asset (1)	Description
CapeOmega AS	Maritime transportation platform that co-owns a fleet of LNG carrier vessels
Avantus LLC	Solar and solar-plus-storage developer contributing power generation capacity across the Southwest United States

(1) Infrastructure Assets listed largest to smallest, based upon estimated fair value as of September 30, 2026, inclusive of any transactions which were consummated after such date but funded by the Company on or before September 30, 2026, if any.

During July 2026, the Company completed the sale of its investment in Pembina Gas Infrastructure Inc. The Company expects to receive the proceeds from the sale in the fourth quarter of 2026 or early 2027, subject to the settlement of customary post-closing items.

During October 2026, the Company acquired four incremental indirect interests in Infrastructure Assets.

Business Environment

The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs and impacts from the conflicts in the Middle East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our Infrastructure Assets, the pace and volume of our acquisitions, deployments and realizations, and our fundraising activities.

Amended and Restated Revolving Credit Agreement

On August 18, 2026, the Borrowers entered into an amended and restated Credit Agreement (as amended from time to time, the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate principal amount of up to $1,500,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,500,000 in the aggregate, and the interest rate margin available to the Borrowers on Reference Rate Loans, Eurocurrency Rate Loans, RFR Loans and Letters of Credit was reduced by 50 basis points. In addition, the maturity date of the Credit Agreement was extended from April 3, 2028 to August 18, 2029. See “Note 8. Credit Facility” to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Credit Agreement.

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

A discussion of the results of operations for the three and nine months ended September 30, 2026 is as follows:

Operating Results Highlights

During the three and nine months ended September 30, 2026, we raised aggregate subscription proceeds of $691,669 and $2,140,249 related to Investor Shares, respectively. The subscription proceeds were used to acquire additional interests in existing Infrastructure Assets and we have deployed unused subscription proceeds in money market assets.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns (1)	Class I-Series 1 Shares (2)	Class S Shares	Class U Shares	Class R-D Shares (3)	Class R Shares	Class D Shares	Class R-S Shares (4)
Inception Date	July 3, 2023	May 1, 2024	June 1, 2023	October 2, 2023	June 1, 2023	July 3, 2023	March 1, 2024
Three months ended September 30, 2026	3.48%	3.27%	3.31%	Not applicable	3.52%	3.40%	Not applicable
Nine months ended September 30, 2026	7.33%	6.70%	6.84%	Not applicable	7.46%	7.14%	Not applicable
Inception to date annualized September 30, 2026	10.03%	9.30%	10.35%	Not applicable	11.29%	9.74%	Not applicable

(1) “Three months ended” and “Nine months ended” for a given share class, mean total return for the respective calendar period. “Inception to date annualized,” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

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

Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three and nine months ended September 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Investment income
Dividend and other income	$39,447	$22,553	$16,894	$89,788	$91,646	$(1,858)
Total investment income	39,447	22,553	16,894	89,788	91,646	(1,858)

Operating expenses
Performance participation allocation	42,328	17,383	24,945	81,595	48,023	33,572
Management fee expense	25,945	15,078	10,867	68,922	37,697	31,225
General and administration expenses	3,267	2,187	1,080	9,615	6,171	3,444
Professional fees	1,996	1,693	303	7,801	4,844	2,957
Interest expense	5,741	2,992	2,749	14,777	6,986	7,791
Directors' fees and expenses	115	115	—	354	357	(3)
Total operating expenses	79,392	39,448	39,944	183,064	104,078	78,986
Add: Expenses recouped by Manager	—	4,046	(4,046)	3,970	9,512	(5,542)
Less: Management fee and expense credits	(19,313)	(11,751)	(7,562)	(41,160)	(35,228)	(5,932)
Net operating expenses	60,079	31,743	28,336	145,874	78,362	67,512
Net investment income (loss)	(20,632)	(9,190)	(11,442)	(56,086)	13,284	(69,370)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net realized gain (loss) on investments, foreign currency and foreign currency forward contracts
Net realized gain (loss) on
Foreign currency	29	(806)	835	(2,349)	(286)	(2,063)
Foreign currency forward contracts	31,914	—	31,914	125,239	(414)	125,653
Total net realized gain (loss)	31,943	(806)	32,749	122,890	(700)	123,590

Net change in unrealized appreciation (depreciation) on investments, foreign currency, foreign currency translation and foreign currency forward contracts
Net change in unrealized appreciation (depreciation) before income taxes on
Investments	303,495	119,431	184,064	589,177	235,855	353,322
Foreign currency	(2)	2	(4)	5	18	(13)
Foreign currency translation	8,087	(10,549)	18,636	(90,062)	326,774	(416,836)
Foreign currency forward contracts	(21,890)	23,871	(45,761)	(735)	(245,502)	244,767
Total net change in unrealized appreciation (depreciation) before income taxes	289,690	132,755	156,935	498,385	317,145	181,240
Provision for (benefit from) income taxes	561	14	547	7,161	3,398	3,763
Total net change in unrealized appreciation (depreciation) after income taxes	289,129	132,741	156,388	491,224	313,747	177,477

Net increase in net assets resulting from operations	$300,440	$122,745	$177,695	$558,028	$326,331	$231,697

Investment Income

We generate investment income primarily from our long-term ownership and operation of Joint Ventures and Infrastructure Assets and investments in our Liquidity Portfolio which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

As the majority of our assets consist of long-term ownership and operation of Joint Ventures and Infrastructure Assets, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the Infrastructure Asset level, but is instead the amount of cash that is distributed from the Infrastructure Asset to the Company from time to time after paying for all Infrastructure Asset level expenses and debt obligations. Thus, the presentation of investment income in our consolidated financial statements differs from the traditional presentation shown in the consolidated financial statements of entities not prepared in accordance with Accounting Standards Codification 946, Financial Services—Investment Companies (“ASC 946”) and, most notably, is not equivalent to revenue as one might expect to see in consolidated financial statements not prepared in accordance with ASC 946.

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

Dividend and other income increased (decreased) $16,894 and $(1,858) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively.

Expenses

Total operating expenses increased $39,944 and $78,986 for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, primarily due to the increased Performance Participation Allocation (defined herein) and Management Fee (defined herein) during the three and nine months ended September 30, 2026.

For the nine months ended September 30, 2026, the Manager recouped expenses of $3,970 incurred by the Company, pursuant to the Expense Limitation Agreement (defined herein). For the nine months ended September 30, 2025, the Manager recouped expenses of $9,512 incurred by the Company, pursuant to the Expense Limitation Agreement. All amounts subject to recoupment by the Manager pursuant to the Expense Limitation Agreement were recouped as of September 30, 2026.

The Performance Participation Allocation increased $24,945 and $33,572 for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively.

For the three and nine months ended September 30, 2026, the Manager earned $25,945 and $68,922 in gross Management Fees, respectively. For the three and nine months ended September 30, 2026, the Company offset Management Fees and certain operating expenses of $19,313 and $41,160, respectively.

For the three and nine months ended September 30, 2025, the Manager earned $15,078 and $37,697 in gross Management Fees, respectively. For the three and nine months ended September 30, 2025, the Company offset Management Fees and certain operating expenses of $11,751 and $35,228, respectively.

Going forward, we expect our primary expenses to be the payment of a management fee (“Management Fee”) pursuant to the second amended and restated management agreement entered into between the Company and the Manager (the “Management Agreement”), as well as a performance participation allocation (“Performance Participation Allocation”) to KKR. We will also bear other capital and operating expenses.

Net Investment Income (Loss)

Net investment loss increased $11,442 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, net investment loss was $20,632 and $9,190, respectively. The increase in net investment loss was attributable to an increase in net operating expenses of $28,336, partially offset by an increase in total investment income of $16,894 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Net investment loss increased $69,370 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, net investment income (loss) was $(56,086) and $13,284, respectively. The increase in net investment loss was attributable to an increase in net operating expenses of $67,512 and an increase in total investment loss of $1,858 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2026, we recorded a $29 and $(2,349) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively. For the three and nine months ended September 30, 2025, we recorded a $(806) and $(286) realized gain (loss) on foreign currency related to the settlement of cash denominated in a foreign currency, respectively.

For the three months ended September 30, 2026, we recorded a $31,914 realized gain on the settlement of foreign currency forward contracts, primarily due to the strengthening of the U.S. dollar against certain foreign currencies. The resulting decrease in the U.S. dollar value of our non-U.S. dollar-denominated assets contributed to gains on the foreign currency forward contracts settled. No realized gain or loss was recorded on the settlement of foreign currency forward contracts during the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, we recorded realized gains (losses) of $125,239 and $(414), respectively, on the settlement of foreign currency forward contracts. The increase in realized gains in 2026 was primarily attributable to the strengthening of the U.S. dollar against certain foreign currencies, which decreased the U.S. dollar value of our non-U.S. dollar-denominated assets and resulted in gains on our forward contracts as they were settled. These gains positively impacted earnings but were partially offset by the unfavorable effect of foreign currency movements on the underlying exposures that the contracts were intended to economically hedge. In comparison, the less pronounced U.S. dollar movements in 2025 resulted in relatively small realized losses on the forward contracts, which were more than offset by favorable foreign currency movements that increased the U.S. dollar value of the underlying exposures.

We recorded a net change in unrealized appreciation before income taxes of $289,690 and $498,385 for the three and nine months ended September 30, 2026, respectively. This net change in unrealized appreciation before income taxes for the three and nine months ended September 30, 2026 includes unrealized appreciation on investments of $303,495 and $589,177 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation (depreciation) on foreign currency translation of $8,087 and $(90,062) related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized depreciation on foreign currency forward contracts of $21,890 and $735, respectively.

We recorded a net change in unrealized appreciation before income taxes of $132,755 and $317,145 for the three and nine months ended September 30, 2025, respectively. This net change in unrealized appreciation before income taxes for the three and nine months ended September 30, 2025 includes unrealized appreciation on investments of $119,431 and $235,855 related to the change in value of Infrastructure Assets, respectively; unrealized appreciation (depreciation) on foreign currency translation of $(10,549) and $326,774 related to the change in value based upon changes in foreign currency exchange rates, respectively; and unrealized appreciation (depreciation) on foreign currency forward contracts of $23,871 and $(245,502), respectively.

We recorded a total net change in unrealized appreciation after income taxes of $289,129 and $491,224 for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2026, the total net change in unrealized appreciation includes a provision for income taxes of $561 and $7,161 on the holdings of certain equity investments in taxable subsidiaries, respectively.

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

Changes in Net Assets resulting from Operations

For the three months ended September 30, 2026, we recorded a net increase in net assets resulting from operations of $300,440. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets, realized gain on foreign currency forward contracts and unrealized appreciation related to foreign currency translation based upon changes in foreign currency exchange rates, partially offset by unrealized depreciation related to foreign currency forward contracts.

For the nine months ended September 30, 2026, we recorded a net increase in net assets resulting from operations of $558,028. The increase in net assets primarily relates to our unrealized appreciation related to the change in value of Infrastructure Assets and realized gain on foreign currency forward contracts, partially offset by unrealized depreciation related to foreign currency translation and foreign currency forward contracts.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our Transactional Net Asset Value is calculated by adjusting our GAAP Net Asset Value as of the relevant valuation date for (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fee is accrued, (ii) the exclusion of tax liabilities of certain taxable subsidiaries through which the Company holds Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by the Company (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iii) effective January 1, 2026, the capitalization and amortization of certain financing and acquisition-related costs incurred in connection with the acquisition of certain assets (and thus recognized as a deduction to the Transactional Net Asset Value over time) over a period not exceeding ten years. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of September 30, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2026
Investments at fair value (cost of $6,833,028)	$8,269,678
Cash and cash equivalents	906,881
Foreign currencies at fair value (cost of $159)	158
Other assets	65,998
Other liabilities	(140,049)
Accrued performance participation allocation	(99,866)
Management fee payable	(7,196)
Accrued shareholder servicing fees and distribution fees (1)	(6,645)
Transactional Net Asset Value	$8,988,959
Number of outstanding shares	288,316,879

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2026:

Transactional Net Asset Value Per Share	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class F Shares	Class G Shares	Class H Shares	Total
Monthly Transactional Net Asset Value	$3,240,862	$3,057,604	$1,449,641	$917,882	$194,485	$128,481	$2	$2	$8,988,959
Number of outstanding shares	104,101,284	98,130,706	46,532,572	29,441,145	6,250,383	3,860,709	40	40	288,316,879
Transactional Net Asset Value per Share as of September 30, 2026	$31.13	$31.16	$31.15	$31.18	$31.12	$33.28	$37.83	$37.82

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Consolidated Statement of Assets and Liabilities to our Transactional Net Asset Value as of September 30, 2026:

September 30, 2026
GAAP Net Asset Value	$8,716,695
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	238,992
Deferred tax liabilities of certain taxable subsidiaries (2)	19,757
Unamortized financing and acquisition-related costs (3)	13,515
Transactional Net Asset Value	$8,988,959

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

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for Infrastructure Assets that are valued at fair value as of September 30, 2026:

		As of September 30, 2026
Valuation Methodology & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range
Inputs to market comparables, discounted cash flow and transaction price/other	Weight Ascribed to Market Comparables	0.8%	0.0% - 25.0%
	Weight Ascribed to Discounted Cash Flow	96.7%	0.0% - 100.0%
	Weight Ascribed to Transaction Price/Other	2.5%	0.0% - 100.0%

Market Comparables	Enterprise Value / Forward EBITDA Multiple	20.2x	16.3x - 20.5x

Discounted Cash Flow	Weighted Average Cost of Capital (3)	12.0%	6.3% - 25.6%
	Enterprise Value / LTM EBITDA Exit Multiple (4)	14.5x	5.7x - 23.8x

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of September 30, 2026:

Input	Hypothetical Change	Infrastructure Asset Values as of September 30, 2026
Weighted Average Cost of Capital	0.25% decrease	+2.60%
	0.25% increase	-2.58%

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

As of September 30, 2026, total unrealized appreciation and (depreciation) on foreign currency forward contracts was $31,673 and $(22,323), respectively. For the three and nine months ended September 30, 2026, the net change in unrealized appreciation (depreciation) on foreign currency forward contracts was $(21,890) and $(735), respectively. For the three and nine months ended September 30, 2026, we recorded a $31,914 and $125,239 realized gain on the settlement of foreign currency forward contracts, respectively.

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

The table below details aggregate quarterly distributions per share declared to shareholders as of the applicable record date for each applicable class of the Company’s shares for the three and nine months ended September 30, 2026:

Record Date	Class I-Series 1 Shares	Class S Shares	Class U Shares	Class R Shares	Class D Shares	Class E Shares	Class F Shares
March 31, 2026	$0.3300	$0.2651	$0.2651	$0.3300	$0.3109	$0.3300	$0.3300
June 30, 2026	$0.3300	$0.2648	$0.2649	$0.3300	$0.3108	$—	$0.3300
September 30, 2026	$0.3300	$0.2637	$0.2637	$0.3300	$0.3105	$—	$0.3300
Total	$0.9900	$0.7936	$0.7937	$0.9900	$0.9322	$0.3300	$0.9900

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

The following table summarizes the Shares repurchased during the three and nine months ended September 30, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Shares repurchased on February 5, 2026:
Class R Shares	$29.96	522,087	$15,644	$92	$15,552
Class U Shares	$29.93	319,067	9,548	29	9,519
Class S Shares	$29.97	111,743	3,349	122	3,227
Class I Shares	$29.96	47,059	1,410	31	1,379
Class F Shares	$31.50	10,758	339	—	339
Class D Shares	$29.94	4,359	131	6	125
Shares repurchased on March 2, 2026:
Class E Shares	$31.94	40	1	—	1
Shares repurchased on March 23, 2026:
Class I Shares	$30.28	1,037	31	—	31
Class R Shares	$30.30	318	10	—	10
Shares repurchased on May 5, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Class U Shares	$29.95	684,391	20,499	—	20,499
Class R Shares	$29.98	334,880	10,038	—	10,038
Class I Shares	$29.96	245,602	7,358	249	7,109
Class S Shares	$29.98	171,906	5,154	249	4,905
Class D Shares	$29.94	45,234	1,354	57	1,297
Shares repurchased on August 5, 2026:
Class U Shares	$30.41	522,681	15,895	—	15,895
Class S Shares	$30.43	377,589	11,489	305	11,184
Class R Shares	$30.44	361,761	11,011	—	11,011
Class I-Series 1 Shares	$30.40	223,065	6,782	201	6,581
Class F Shares	$32.28	91,428	2,951	—	2,951
Total		4,075,005	$122,994	$1,341	$121,653

Liquidity and Capital Resources

As of September 30, 2026, the Company had $906,881 and $158 in cash and cash equivalents and foreign currencies at fair value, respectively. Our current cash and cash equivalents and foreign currencies at fair value balances are generally reflective of the cash necessary to fund normal operations. The Company may issue Class E Shares to KKR in connection with the Company’s acquisition of additional assets in the future.

In addition, the Borrowers have entered into the Credit Agreement, under which the Borrowers have available borrowings in an aggregate principal amount of up to $1,500,000, with an uncommitted accordion feature that would allow the Borrowers to increase the commitment to up to $2,500,000 in the aggregate. The obligations of the Borrowers and guarantors under the Credit Agreement are secured by a pledge of certain accounts of such Borrowers and guarantors. The Credit Agreement matures on August 18, 2029, unless there is an earlier termination or an acceleration following an event of default. As of September 30, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement.

On August 9, 2024, a wholly-owned subsidiary of the Company entered into the Line of Credit to provide for up to a maximum aggregate principal amount of $350,000 with KKR Alternative Assets LLC, an affiliate of the Company. As of September 30, 2026, there was no outstanding balance under the Line of Credit. See “Note 6. Related Party Transactions” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about the Line of Credit.

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

Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Cash flows from:	2026	2025	Change
Operating activities	$(1,993,056)	$(1,528,974)	$(464,082)
Financing activities	1,919,740	1,719,203	200,537
Net increase in cash and cash equivalents and foreign currencies at fair value	$(73,316)	$190,229	$(263,545)

Cash used in operating activities

Our net cash used in operating activities was $1,993,056 for the nine months ended September 30, 2026, which was primarily comprised of the usage of $2,205,868 of cash for the acquisition of Infrastructure Assets during the nine months ended September 30, 2026.

Cash provided by financing activities

Our net cash provided by financing activities was $1,919,740 for the nine months ended September 30, 2026, which was primarily comprised of $2,140,249 of proceeds from the issuance of Shares pursuant to our continuous private offering.

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

Under GAAP, the Company accrues the cost of the Servicing Fees and Distribution Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class S Shares, Class U Shares, Class D Shares, Class R-D Shares and Class R-S Shares. Inherent in the calculation of the estimated amount of Servicing Fees and Distribution Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the shares at the time of a subscription. Accrued shareholder Servicing Fees and Distribution Fees contains uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2026, the Company has accrued $245,638 of Servicing Fees and Distribution Fees payable to KKR Capital Markets LLC, related to the Class S Shares, Class U Shares and Class D Shares sold.

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

Contractual Obligations

See “Note 10. Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2026.

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

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2026 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on Infrastructure Assets held as of September 30, 2026, we estimate that an immediate 10% decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III Infrastructure Assets would result in a decline in net increase in net assets resulting from operations of $788,415, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $26,370, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase. As of September 30, 2026, the Borrowers did not have an outstanding balance under the Credit Agreement. As of September 30, 2026, the Line of Credit Borrowers did not have an outstanding balance under the Line of Credit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	—
August 1, 2026 to August 31, 2026	1,576,524	$30.53	1,576,524	—
September 1, 2026 to September 30, 2026	—	$—	—	—
Total	1,576,524	$30.53	1,576,524	—

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description
3.1	Certificate of Formation, dated as of September 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 30, 2022)

3.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of July 2, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

4.1	Share Repurchase Plan, dated as of July 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.1	Second Amended and Restated Management Agreement, dated July 2, 2026, between KKR Infrastructure Conglomerate LLC and KKR DAV Manager LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026)

10.2	Amended and Restated Revolving Credit Agreement, dated as of August 18, 2026, by and among certain indirect subsidiaries of KKR Infrastructure Conglomerate LLC, as borrowers, Mizuho Bank, Ltd., as joint lead arranger, administrative agent, and collateral agent, KKR Capital Markets LLC, as joint lead arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2026)

10.3	Form of Lender Joinder Agreement to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2026)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KKR INFRASTRUCTURE CONGLOMERATE LLC

/s/ Mark I. Matthews
Date: November 13, 2026	Mark I. Matthews
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)